Form 10-Q
period 1996-06-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 1996-08-13
CIK 911568

August 13, 1996




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

       Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-Q for Quarter Ended June 30, 1996
       File No. 0-26522



Gentlemen:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.


Very truly yours,


/s/ Marie D. Reynolds
Marie D. Reynolds
Assistant Controller




TC8-Q1.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d)of the Securities Exchange Act of 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 1996
                              ---------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                   to
For Quarter Ended         June 30, 1996       Commission file number    0-26522


          Boston Financial Tax Credit Fund VIII, A Limited Partnership
             (Exact name of registrant as specified in its charter)


                   Massachusetts                              04-3205879
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                 Identification No.)

   101 Arch Street, Boston, Massachusetts                  02110-1106
  (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                       Page No.

Item 1.  Financial Statements

         Balance Sheets - June 30, 1996 (Unaudited)
            and March 31, 1996                                          1

         Statements of Operations (Unaudited) - For the Three
            Months Ended June 30, 1996 and 1995                         2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Three Months Ended June 30, 1996                    3

         Statements of Cash Flows (Unaudited) - For the Three
            Months Ended June 30, 1996 and 1995                         4

         Notes to Financial Statements (Unaudited)                      5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            8

PART II - OTHER INFORMATION

Items 1-6                                                              10

SIGNATURE                                                              11

                 BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                                 BALANCE SHEETS



                                                                   June 30,                  March 31,
                                                                     1996                      1996
                                                                  (Unaudited)
Assets

Current assets:
     Cash and cash equivalents                                 $      102,025               $     71,715
     Other current assets                                              20,804                     33,038
                                                               --------------               ------------
         Total current assets                                         122,829                    104,753

Investments in Local Limited Partnerships (Note 2)                 28,301,699                 26,064,146
Restricted cash                                                       484,201                  1,369,364
Marketable securities, at fair value (Note 1)                       2,073,119                  3,709,881
Organization costs, net of accumulated
   amortization of $23,333 and $20,833
   as of June 30 and March 31, 1996, respectively                      26,667                     29,167
                                                               --------------               ------------
         Total Assets                                          $   31,008,515               $ 31,277,311
                                                               ==============               ============

Liabilities and Partners' Equity
Current liabilities:
     Accounts payable to affiliate                             $       67,220                    $67,175
     Accrued expenses                                                  59,332                     35,184
                                                               --------------               ------------
         Total current liabilities                                    126,552                    102,359
                                                               --------------               ------------

Commitments (Note 3)

General, Initial and Investor Limited Partners' Equity             30,891,747                 31,175,486
Net unrealized losses on marketable securities                         (9,784)                      (534)
                                                               --------------               ------------
         Total Partners' Equity                                    30,881,963                 31,174,952
                                                               --------------               ------------
         Total Liabilities and Partners' Equity                $   31,008,515               $ 31,277,311
                                                               ==============               ============

The  accompanying  notes  are  an  integral  part of these financial statements.

                 BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                For the Three Months Ended June 30, 1996 and 1995

                                                                                    1996                  1995
                                                                              ---------------        ---------
Revenue:

    Investment                                                                  $      1,886           $ 194,420
    Other                                                                             16,734                 150
                                                                                ------------           ---------
       Total Revenue                                                                  18,620             194,570
                                                                                ------------           ---------

Expenses:
    Asset management fees, related party                                              48,071              46,853
    General and administrative (includes reimbursements
       to an affiliate in the amounts of $31,685 and
       $26,093 in 1996 and 1995, respectively)                                        70,091              49,528
    Amortization                                                                       9,987               5,144
                                                                                ------------           ---------
          Total Expenses                                                             128,149             101,525
                                                                                ------------           ---------

Income (loss) before equity in income (losses)
    of Local Limited Partnerships                                                   (109,529)             93,045

Equity in income (losses) of Local Limited Partnerships                             (174,210)              8,891
                                                                                ------------           ---------

Net Income (Loss)                                                               $   (283,739)          $ 101,936
                                                                                ============           =========

Net Income (Loss) allocated
    To General Partners                                                         $     (2,837)          $   1,019
    To Limited Partners                                                             (280,902)            100,917
                                                                                ------------           ---------
                                                                                $   (283,739)          $ 101,936
                                                                                ============           =========

Net Income (Loss) per Limited Partnership Unit
   (36,947 Units)                                                               $     (7.60)           $      2.73
                                                                                ===========            ===========
The  accompanying  notes  are  an  integral  part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)

                    For the Three Months Ended June 30, 1996


                                                    Initial      Investor            Net
                                    General         Limited       Limited        Unrealized
                                    Partners       Partners      Partners          Losses          Total


Balance at March 31, 1996           $ (4,592)       $    100   $ 31,179,978       $   (534)    $  31,174,952

Net change in unrealized losses
   on marketable securities
   available for sale                      -               -             -         (9,250)            (9,250)

Net Loss                              (2,837)              -      (280,902)             -           (283,739)
                                    --------        --------   -----------       --------      -------------

Balance at June 30, 1996            $ (7,429)       $    100   $ 30,899,076      $ (9,784)     $  30,881,963
                                    ========        ========   ============      ========      =============

The  accompanying  notes  are  an  integral  part of these financial statements.


          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                For the Three Months Ended June 30, 1996 and 1995


                                                                              1996                     1995
                                                                        --------------           ----------

Net cash used for operating activities                                   $    (64,003)            $    (80,693)
                                                                         ------------             ------------

Cash flows from investing activities:
   Investment in Local Limited Partnerships                                (2,422,771)              (1,009,075)
   Restricted cash                                                            885,163                        -
   Cash distributions received from
       Local Limited Partnerships                                               4,409                        -
   Purchases of marketable securities                                      (3,424,134)              (1,250,085)
   Proceeds from sales and maturities of
       marketable securities                                                5,051,646                1,430,000
   Payment of acquisition expenses                                                  -                  (64,919)
                                                                         ------------             ------------
Net cash provided by (used for) investing activities                           94,313                 (894,079)
                                                                         ------------             ------------

Cash flows from financing activities:
   Refund of organizational and offering expenses                                   -                    6,332
                                                                         ------------             ------------
Net cash provided by financing activities                                           -                    6,332
                                                                         ------------             ------------

Net increase (decrease) in cash and cash equivalents                           30,310                 (968,440)

Cash and cash equivalents, beginning of period                                 71,715               10,495,010
                                                                         ------------             ------------

Cash and cash equivalents, end of period                                 $    102,025             $  9,526,570
                                                                         ============             ============


The  accompanying  notes  are  an  integral  part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                    Notes to Financial Statements (Unaudited)



                                                        11
The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1996. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.


1.   Marketable Securities

A summary of marketable securities is as follows:

                                                              Gross                 Gross
                                                           Unrealized            Unrealized            Fair
                                           Cost               Gains                Losses               Value

Debt securities issued by the
   US Treasury and
   other US government
   corporations and agencies            $ 1,340,232        $         -           $    (9,784)      $ 1,330,448

Other debt securities                       742,671                  -                     -           742,671
                                        -----------        -----------           -----------       -----------

Marketable securities
   at June 30, 1996                     $ 2,082,903        $         -           $    (9,784)      $ 2,073,119
                                        ===========        ===========           ===========       ===========


Debt securities issued by the
   US Treasury                          $ 1,465,038        $       195           $    (2,839)      $ 1,462,394

Other debt securities                     2,245,377              2,500                  (390)        2,247,487
                                        -----------        -----------           -----------       -----------

Marketable securities
   at March 31, 1996                    $ 3,710,415        $     2,695           $    (3,229)      $ 3,709,881
                                        ===========        ===========           ===========       ===========


The contractual maturities at June 30, 1996 are as follows:

                                                                                       Fair
                                                                       Cost            Value

Due in one year or less                                           $  1,144,546      $ 1,143,107
Due in one year to five years                                          938,357          930,012
                                                                  ------------      -----------
                                                                  $  2,082,903      $ 2,073,119
                                                                  ============      ===========


Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of fixed maturities were approximately $5,052,000 for the three months ended June 30, 1996. Included in investment income are gross gains of $41,574 and $12,994 for the three months ended June 30, 1996 and 1995, respectively.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

2.   Investments in Local Limited Partnerships

The Fund has acquired an interest in ten Local Limited Partnerships which own and operate multi-family housing complexes. The Fund, as Investor Limited Partner, pursuant to the Local Limited Partnership Agreements, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of the Local Limited Partnerships, with the exception of Springwood, Hemlock Ridge and West End Place, which are 79.20%, 77% and 90%, respectively. An affiliate of the General Partner owns the remaining 19.80% Limited Partner interest in Springwood. Upon dissolution, proceeds will be distributed according to the partnership agreements.

The following is a summary of Investments in Local Limited Partnerships:

                                                                                                 June 30,
                                                                                                   1996
                                                                                                (Unaudited)
Capital Contributions paid to Local Limited
   Partnerships                                                                                $  28,519,644

Cumulative equity in losses of Local Limited Partnerships                                         (1,216,918)

Cumulative cash distributions received from Local
   Limited Partnerships                                                                              (17,732)

Investment in Local Limited Partnerships before adjustments                                       27,284,994

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   1,048,010

   Accumulated amortization of acquisition fees and expenses                                         (31,305)
                                                                                               -------------

Investment in Local Limited Partnerships                                                       $  28,301,699
                                                                                               =============


Summarized financial information as of March 31, 1996 (due to the Funds policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis), of the ten Local Limited Partnerships in which the Fund was invested as of that date is as follows:

Summarized Balance Sheets - March 31, 1996 (Unaudited)

Assets:
   Investment property, net                                                                    $  69,871,143
   Current assets                                                                                  3,036,880
   Other assets                                                                                    2,729,658
                                                                                               -------------
     Total Assets                                                                              $  75,637,681
                                                                                               =============

Liabilities and Partners' Equity:
   Long-term debt                                                                              $  38,189,150
   Current liabilities                                                                             9,172,823
   Other liabilities                                                                               1,380,475
                                                                                               -------------
     Total Liabilities                                                                            48,742,448

   Partners' Equity                                                                               26,895,233
                                                                                               -------------
     Total Liabilities and Partners' Equity                                                    $  75,637,681
                                                                                               =============

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

2.   Investments in Local Limited Partnerships (continued)

Summarized Income Statements (Unaudited) - For the Three Months Ended March 31, 1996

Rental and other income                                                                        $   1,928,485
                                                                                               -------------

Expenses:
   Operating                                                                                         837,883
   Interest                                                                                          644,191
   Depreciation and amortization                                                                     638,267
                                                                                               -------------
     Total Expenses                                                                                2,120,341

Net Loss                                                                                       $    (191,856)
                                                                                               ==============

Partnership's share of net loss                                                                $    (174,210)
                                                                                               =============
Other Partners' share of net loss                                                              $     (17,646)
                                                                                               =============


3.   Commitments

At June 30, 1996, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreement and total approximately $857,000.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At June 30, 1996, the Fund had cash and cash equivalents of $102,025 as compared to $71,715 at March 31, 1996. This increase is primarily attributable to proceeds from the sale of marketable securities, offset by cash paid for investments in Local Limited Partnerships, purchase of marketable securities, and net cash used for operations.

The Fund had restricted cash of $484,201 at June 30, 1996 as compared to $1,369,364 at March 31, 1996. The decrease is the result of capital contributions made to one of the Local Limited Partnerships in which the Fund has invested.

As of June 30, 1996, approximately $1,649,000 of marketable securities has been designated as reserves. The reserves are established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate.

At June 30, 1996, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreement and total approximately $857,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 1996, the Fund had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to voluntarily provide such funds, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the three months ended June 30, 1996.

Results of Operations

1996 versus 1995

For the three months ended June 30, 1996, the Fund's operations resulted in a net loss of $283,739, as compared to net income of $101,936 for the three months ended June 30, 1995. The change to a net loss position is primarily attributable to an increase in equity in losses of Local Limited Partnerships and a decrease in investment income.

The change in equity in losses of Local Limited Partnerships for the three months ended June 30, 1996, as compared to the same period in 1995, is primarily attributable to an increase in the number of operational Local Limited Partnerships from five as of June, 1995 to ten as of June, 1996. Since many of the properties were under construction during the three months ended June 30, 1995, the results of operations are not indicative of the results to be expected for the future, nor are they comparable.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The decline in investment income is due primarily to lower average cash balances, as a result of the Fund's investment in Local Limited Partnerships.

Property Discussions

The Fund is invested in ten Local Limited Partnerships which own ten properties located in eight states. Two properties, representing 356 units, underwent rehabilitation, and eight properties, representing 1001 units, are new construction.

Each of the ten properties are complete, through initial lease-up and operating as expected.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 13, 1996              BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                     A LIMITED PARTNERSHIP


                               By:   Arch Street VIII Limited Partnership,
                                     its General Partner



                                      /s/Georgia Murray
                                      Georgia Murray
                                      A Managing Director, Treasurer
                                      and Chief Financial Officer