Form 10-Q
period 1996-09-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 1996-11-13
CIK 911568

November 13, 1996




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


    Re: Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-Q Edgar for Quarter Ended September 30, 1996 File No. 0-26522



Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.


Very truly yours,



/s/Marie D. Reynolds
Marie D. Reynolds
Assistant Controller

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d)of the Securities Exchange Act of 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    September 30, 1996
                              --------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                         to

For Quarter Ended         September 30, 1996     Commission file number 0-26522


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

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                       Page No.

Item 1.    Financial Statements

         Balance Sheets - September 30, 1996 (Unaudited)
            and March 31, 1996                                            1

         Statements of Operations (Unaudited) - For the Three and Six
            Months Ended September 30, 1996 and 1995                      2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Six Months Ended September 30, 1996     3

         Statements of Cash Flows (Unaudited) - For the Six
            Months Ended September 30, 1996 and 1995                      4

         Notes to Financial Statements (Unaudited)                        5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8

PART II - OTHER INFORMATION

Items 1-6                                                                10

SIGNATURE                                                                11

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP




                                 BALANCE SHEETS



                                                                 September 30,               March 31,
                                                                     1996                      1996
                                                                 (Unaudited)

Assets
Current assets:
     Cash and cash equivalents                                 $      511,978               $     71,715
     Other current assets                                              15,609                     33,038
                                                               --------------               ------------
         Total current assets                                         527,587                    104,753

Investments in Local Limited Partnerships (Note 2)                 27,980,029                 26,064,146
Restricted cash                                                       489,998                  1,369,364
Marketable securities, at fair value (Note 1)                       1,228,826                  3,709,881
Organization costs, net of accumulated
   amortization of $25,833 and $20,833
   as of September 30 and March 31, 1996, respectively                 24,167                     29,167
                                                               --------------               ------------
         Total Assets                                          $   30,250,607               $ 31,277,311
                                                               ==============               ============

Liabilities and Partners' Equity
Current liabilities:
     Accounts payable to affiliate                             $       91,249                    $67,175
     Accrued expenses                                                  20,100                     35,184
                                                               --------------               ------------
         Total current liabilities                                    111,349                    102,359
                                                               --------------               ------------


General, Initial and Investor Limited Partners' Equity             30,147,370                 31,175,486
Net unrealized losses on marketable securities                         (8,112)                      (534)
                                                               --------------               ------------
         Total Partners' Equity                                    30,139,258                 31,174,952
                                                               --------------               ------------
         Total Liabilities and Partners' Equity                $   30,250,607               $ 31,277,311
                                                               ==============               ============


The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

         For the Three and Six Months Ended September 30, 1996 and 1995


                       Three Months Ended Six Months Ended
                                    September 30,         September 30,         September 30,        September 30,
                                        1996                   1995                  1996                 1995
                                  ------------------     -----------------     -----------------    -----------------

Revenue:
   Investment                       $     39,766            $  175,827          $      41,652          $ 370,247
   Other                                 (18,603)                  300                 (1,869)               450
                                    ------------            ----------          -------------          ---------
     Total Revenue                        21,163               176,127                 39,783            370,697
                                    ------------            ----------          -------------          ---------

Expenses:
   Asset management fees,
     related party                        47,931                46,853                 96,002             93,706
   General and administrative
     expenses (includes
     reimbursements to affiliates
     in the amounts of $58,937
     and $51,631 in 1996 and
     1995, respectively)                  39,148                46,349                109,239             95,877
   Amortization                            5,967                 5,668                 15,954             10,812
                                    ------------            ----------          -------------          ---------
       Total Expenses                     93,046                98,870                221,195            200,395
                                    ------------            ----------          -------------          ---------

Income (loss) before equity in losses
   of Local Limited Partnership          (71,883)               77,257               (181,412)           170,302

Equity in losses of Local
   Limited Partnerships                 (672,494)             (123,054)              (846,704)          (114,163)
                                    ------------            ----------          -------------          ---------

Net Income (Loss)                   $   (744,377)           $  (45,797)         $  (1,028,116)         $  56,139
                                    ============            ==========          =============          =========

Net Income (Loss) allocated
   To General Partners              $     (7,444)           $     (458)         $     (10,281)         $     561
   To Limited Partners                  (736,933)              (45,339)            (1,017,835)            55,578
                                    ------------            ----------          -------------          ---------
                                    $   (744,377)           $  (45,797)         $  (1,028,116)         $  56,139
                                    ============            ==========          =============          =========

Net Income (Loss) per Limited
   Partnership Unit (36,497 Units)     $ (20.19)              $ (1.24)              $ (27.88)              $1.52
                                       ========               =======               ========               =====
The accompanying notes are an integral part of these financial statements.


          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)

                   For the Six Months Ended September 30, 1996



                                                    Initial        Investor          Net
                                    General         Limited         Limited      Unrealized
                                    Partners       Partners        Partners        Losses          Total


Balance at March 31, 1996        $     (4,592)     $     100    $ 31,179,978      $   (534)    $ 31,174,952

Net change in net unrealized
   losses on marketable securities
   available for sale                       -              -               -        (7,578)          (7,578)

Net Loss                              (10,281)             -      (1,017,835)            -       (1,028,116)
                                 ------------      ---------    ------------      --------     ------------

Balance at September 30, 1996    $    (14,873)     $     100    $ 30,162,143      $ (8,112)    $ 30,139,258
                                 ============      =========    ============      ========     ============

The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              For the Six Months Ended September 30, 1996 and 1995



                                                                              1996                      1995
                                                                         --------------            ---------

Net cash used for operating activities                                   $    (219,993)            $    (135,001)
                                                                         -------------             -------------

Cash flows from investing activities:
   Investment in Local Limited Partnerships                                 (2,777,062)               (3,804,608)
   Restricted cash                                                             879,366                         -
   Cash distributions received from Local
       Limited Partnerships                                                      4,409                         -
   Purchases of marketable securities                                       (3,722,909)               (2,227,649)
   Proceeds from sales and maturities of
       marketable securities                                                 6,277,340                 2,340,000
   Payment of acquisition expenses                                                (888)                  (57,018)
                                                                         -------------             -------------
Net cash provided by (used for) investing activities                           660,256                (3,749,275)
                                                                         -------------             -------------

Cash flows from financing activities:
   Refund of organizational and offering expenses                                    -                     7,017
                                                                         -------------             -------------
Net cash provided by financing activities                                            -                     7,017
                                                                         -------------             -------------

Net increase (decrease) in cash and cash equivalents                           440,263                (3,877,259)

Cash and cash equivalents, beginning of period                                  71,715                10,495,010
                                                                         -------------             -------------

Cash and cash equivalents, end of period                                 $     511,978             $   6,617,751
                                                                         =============             =============


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


1.   Marketable Securities

A summary of marketable securities is as follows:

                                                             Gross                 Gross
                                                           Unrealized             Unrealized            Fair
                                           Cost               Gains                 Losses              Value

Debt securities issued by the
   US Treasury and
   other US government
   corporations and agencies           $  1,138,021          $      -             $   (8,120)      $  1,129,901

Other debt securities                        98,917                 8                      -             98,925
                                       ------------          --------             ----------       ------------

Marketable securities
   at September 30, 1996               $  1,236,938          $      8             $   (8,120)      $  1,228,826
                                       ============          ========             ==========       ============


Debt securities issued by the
   US Treasury                         $  1,465,038          $    195             $   (2,839)      $  1,462,394

Other debt securities                     2,245,377             2,500                   (390)         2,247,487
                                       ------------          --------             ----------       ------------

Marketable securities
   at March 31, 1996                   $  3,710,415          $  2,695             $   (3,229)      $  3,709,881
                                       ============          ========             ==========       ============



The contractual maturities at September 30, 1996 are as follows:
                                                                                        Fair
                                                                       Cost             Value

Due in one year or less                                           $    298,581      $    298,487
Due in one year to five years                                          938,357           930,339
                                                                  ------------      ------------
                                                                  $  1,236,938      $  1,228,826
                                                                  ============      ============


Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of fixed maturities were approximately $6,277,000 and $2,340,000 for the six months ended September 30, 1996 and 1995, respectively. Included in investment income are gross gains of $82,829 and $41,243 for the six months ended September 30, 1996 and 1995, respectively, and gross losses of $1,875 for the six months ended September 30, 1996.

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

The following is a summary of Investments in Local Limited Partnerships:
                                                                                               September 30,
                                                                                                   1996

                                                                                                (Unaudited)
Capital Contributions paid to Local Limited
   Partnerships                                                                                $  28,873,935

Cumulative equity in losses of Local Limited Partnerships                                         (1,889,412)

Cumulative cash distributions received from Local
   Limited Partnerships                                                                              (17,732)

Investment in Local Limited Partnerships before adjustments                                       26,966,791

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   1,048,010

   Accumulated amortization of acquisition fees and expenses                                         (34,772)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $  27,980,029
                                                                                               =============


Summarized financial information as of June 30, 1996 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of the ten Local Limited Partnerships in which the Fund was invested as of that date is as follows:

Summarized Balance Sheets - June 30, 1996 (Unaudited)

Assets:
   Investment property, net                                                                    $  71,083,251
   Current assets                                                                                  3,207,699
   Other assets                                                                                    2,603,631
                                                                                               -------------
     Total Assets                                                                              $  76,894,581
                                                                                               =============

Liabilities and Partners' Equity:
   Long-term debt                                                                              $  38,951,691
   Current liabilities                                                                             5,072,562
   Other liabilities                                                                               5,837,959
                                                                                               -------------
     Total Liabilities                                                                            49,862,212

   Partners' Equity                                                                               27,032,369
                                                                                               -------------
     Total Liabilities and Partners' Equity                                                    $  76,894,581
                                                                                               =============

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

2.   Investments in Local Limited Partnerships (continued)

Summarized Income Statements (Unaudited) - For the Six Months Ended June 30, 1996

Rental and other income                                                                        $   3,802,617
                                                                                               -------------

Expenses:
   Operating                                                                                       1,973,525
   Interest                                                                                        1,448,096
   Depreciation and amortization                                                                   1,283,310
                                                                                               -------------
     Total Expenses                                                                                4,704,931

Net Loss                                                                                       $    (902,314)
                                                                                               =============

Partnership's share of net loss                                                                $    (846,704)
                                                                                               =============
Other Partners' share of net loss                                                              $     (55,610)
                                                                                               =============




          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At September 30, 1996, the Fund had cash and cash equivalents of $511,978 as compared to $71,715 at March 31, 1996. This increase is primarily attributable to proceeds from the sale of marketable securities, offset by cash paid for investments in Local Limited Partnerships, purchase of marketable securities, and net cash used for operations.

The Fund had restricted cash of $489,998 at September 30, 1996 as compared to $1,369,364 at March 31, 1996. The decrease is the result of capital contributions made to one of the Local Limited Partnerships in which the Fund has invested.

As of September 30, 1996, approximately $1,629,000 of marketable securities and cash and cash equivalents have been designated as Reserves. The Reserves are established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits if the Managing General Partner deems funding appropriate.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 1996, the Fund had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to voluntarily provide such funds in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the six months ended September 30, 1996.

Results of Operations

1996 versus 1995

For the six months ended September 30, 1996, the Fund's operations resulted in a net loss of $1,028,116, as compared to net income of $56,139 for the six months ended September 30, 1995. The change to a net loss position is primarily attributable to an increase in equity in losses of Local Limited Partnerships and a decrease in investment income.

For the three months ended September 30, 1996, the Fund's operations resulted in a net loss of $744,377 compared to a net loss of $45,797 for the comparable 1995 period. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships and a decrease in investment income.


The increase in equity in losses of Local Limited Partnerships for the three and six months ended September 30, 1996, as compared to the same periods in 1995, is primarily attributable to an increase in the number of operational Local Limited Partnerships from seven as of September, 1995 to ten as of September, 1996. Since certain properties were under construction during the six months ended September 30, 1995, the results of operations are not indicative of the results to be expected for the future, nor are they comparable.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The decline in investment income for the three and six month periods is due primarily to lower average cash balances, as a result of the Fund's investment in Local Limited Partnerships.

Property Discussions

The Fund is invested in ten Local Limited Partnerships which own ten properties located in eight states. Two properties, representing 356 units, underwent rehabilitation, and eight properties, representing 1001 units, are new construction.

Each of the ten properties are complete, through initial lease-up and operating satisfactorily.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 13, 1996            BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                     A LIMITED PARTNERSHIP


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