Form 10-Q
period 1996-12-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 1997-02-12
CIK 911568

February 12, 1997




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


    Re: Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-Q Edgar for Quarter Ended December 31, 1996 File No. 0-26522



Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.


Very truly yours,





/s/Veronica J. Curioso
Veronica J. Curioso
Assistant Controller



TC8-10Q3.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 1996
                              -------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                    to

For Quarter Ended  December 31, 1996     Commission file number       0-26522
                  ----------------------                        --------------

            Boston  Financial  Tax Credit Fund VIII, A Limited Partnership
                (Exact name of registrant as specified in its charter)


      Massachusetts                                      04-3205879
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


101 Arch Street, Boston, Massachusetts                       02110-1106
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
                                                          -----------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

                BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1.  Financial Statements

         Balance Sheets - December 31, 1996 (Unaudited)
            and March 31, 1996                                              1

         Statements of Operations (Unaudited) - For the Three and Nine
            Months Ended December 31, 1996 and 1995                         2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Nine Months Ended December 31, 1996       3

         Statements of Cash Flows (Unaudited) - For the Nine
            Months Ended December 31, 1996 and 1995                         4

         Notes to Financial Statements (Unaudited)                          5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8

PART II - OTHER INFORMATION

Items 1-6                                                                   10

SIGNATURE                                                                   11

                BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP



                                 BALANCE SHEETS


                                                                 December 31,                March 31,
                                                                     1996                      1996
                                                                  (Unaudited)

Assets
Current assets:
     Cash and cash equivalents                                 $     426,097             $       71,715
     Other current assets                                             19,258                     33,038
                                                               -------------             --------------
         Total current assets                                        445,355                    104,753

Investments in Local Limited Partnerships (Note 2)                27,621,713                 26,064,146
Restricted cash                                                      495,389                  1,369,364
Marketable securities, at fair value (Note 1)                      1,359,721                  3,709,881
Organization costs, net of accumulated
   amortization of $28,333 and $20,833
   as of December 31 and March 31, 1996, respectively                 21,667                     29,167
                                                               -------------             --------------
         Total Assets                                          $  29,943,845             $   31,277,311
                                                               =============             ==============

Liabilities and Partners' Equity
Current liabilities:
     Accounts payable to affiliate                             $     137,420             $       81,501
     Accrued expenses                                                 28,734                     20,858
                                                               -------------             --------------
         Total current liabilities                                   166,154                    102,359
                                                               -------------             --------------


General, Initial and Investor Limited Partners' Equity            29,786,794                 31,175,486
Net unrealized losses on marketable securities                        (9,103)                      (534)
                                                               -------------             --------------
         Total Partners' Equity                                   29,777,691                 31,174,952
                                                               -------------             --------------
         Total Liabilities and Partners' Equity                $  29,943,845             $   31,277,311
                                                               =============             ==============

The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

               For the Three and Nine Months Ended December 31, 1996 and 1995

                                             Three Months Ended                          Nine Months Ended
                                     December 31,          December 31,          December 31,         December 31,
                                         1996                  1995                  1996                 1995
                                   -----------------      ----------------      ----------------     ----------------

Revenue:
   Investment                        $    (1,407)           $  108,030           $      40,245          $  395,394
   Other                                  19,011                   590                  17,142              83,923
                                     -----------            ----------           -------------          ----------
     Total Revenue                        17,604               108,620                  57,387             479,317
                                     -----------            ----------           -------------          ----------

Expenses:
   Asset management fees,
     related party                        48,024                46,853                 144,026             140,559
   General and administrative
     expenses (includes
     reimbursements to an affiliate
     in the amounts of $76,868
     and $77,992 in 1996 and
     1995, respectively)                  29,776                42,754                 139,015             138,631
   Amortization                            7,974                 6,785                  23,928              17,597
                                     -----------            ----------           -------------          ----------
       Total Expenses                     85,774                96,392                 306,969             296,787
                                     -----------            ----------           -------------          ----------

Income (loss) before equity in losses
   of Local Limited Partnerships         (68,170)               12,228                (249,582)            182,530

Equity in losses of Local
   Limited Partnerships                 (292,406)              (44,132)             (1,139,110)           (158,295)
                                     ------------           ----------           -------------          -----------

Net Income (Loss)                    $  (360,576)           $  (31,904)          $  (1,388,692)         $   24,235
                                     ===========            ==========           =============          ==========

Net Income (Loss) allocated:
   To General Partners               $    (3,606)           $     (320)          $     (13,887)         $      241
   To Limited Partners                  (356,970)              (31,584)             (1,374,805)             23,994
                                     -----------            ----------           -------------          ----------
                                     $  (360,576)           $  (31,904)          $  (1,388,692)         $   24,235
                                     ===========            ==========           =============          ==========

Net Income (Loss) per Limited
   Partnership Unit (36,497 Units)      $  (9.79)             $  (0.86)              $  (37.67)            $   0.66
                                        ========              ========               =========             ========


The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)

                   For the Nine Months Ended December 31, 1996



                                                    Initial        Investor          Net
                                    General         Limited         Limited      Unrealized
                                    Partners       Partners        Partners        Losses          Total


Balance at March 31, 1996        $     (4,592)     $     100    $ 31,179,978      $   (534)    $ 31,174,952

Net change in net unrealized
   losses on marketable securities
   available for sale                       -              -               -        (8,569)          (8,569)

Net Loss                              (13,887)             -      (1,374,805)            -       (1,388,692)
                                 -------------     ---------    ------------      --------     ------------

Balance at December 31, 1996     $    (18,479)     $     100    $ 29,805,173      $ (9,103)    $ 29,777,691
                                 ============      =========    ============      ========     ============

The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              For the Nine Months Ended December 31, 1996 and 1995


                                                                              1996                      1995
                                                                         --------------            ---------

Net cash provided by (used for) operating activities                     $    (239,457)            $     131,254
                                                                         --------------            -------------

Cash flows from investing activities:
   Investment in Local Limited Partnerships                                 (2,716,626)               (6,326,528)
   Restricted Cash                                                             873,975                         -
   Cash distributions received from Local Limited Partnerships                   4,409                         -
   Purchases of marketable securities                                       (3,953,712)               (2,479,005)
   Proceeds from sales and maturities of
     marketable securities                                                   6,386,681                 2,614,887
   Payment of acquisition expenses                                                (888)                 (120,672)
                                                                         -------------             -------------
Net cash provided by (used for) investing activities                           593,839                (6,311,318)
                                                                         -------------             -------------

Cash flows from financing activities:
   Refund of other issuance expenses                                                 -                     5,832
                                                                         -------------             -------------
Net cash provided by financing activities                                            -                     5,832
                                                                         -------------             -------------

Net increase (decrease) in cash and cash equivalents                           354,382                (6,174,232)

Cash and cash equivalents, beginning of period                                  71,715                10,495,010
                                                                         -------------             -------------

Cash and cash equivalents, end of period                                 $     426,097             $   4,320,778
                                                                         =============             =============




The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                          Notes to Financial Statements
                                   (Unaudited)




The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1996. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain amounts in prior year financial statements have been reclassified herein to conform to current year presentation.


1.   Marketable Securities

A summary of marketable securities is as follows:

                                                              Gross                 Gross
                                                           Unrealized             Unrealized            Fair
                                           Cost               Gains                 Losses              Value

Debt securities issued by the
   US Treasury                         $  1,138,021          $    367             $   (5,692)      $  1,132,696

Mortgage backed securities                  230,803                 -                 (3,778)           227,025
                                       ------------          --------             -----------      ------------

Marketable securities
   at December 31, 1996                $  1,368,824          $    367             $   (9,470)      $  1,359,721
                                       ============          ========             ===========      ============


Debt securities issued by the
   US Treasury                         $  1,465,038          $    195             $   (2,839)      $  1,462,394

Other debt securities                     2,245,377             2,500                   (390)         2,247,487
                                       ------------          --------             ----------       ------------

Marketable securities
   at March 31, 1996                   $  3,710,415          $  2,695             $   (3,229)      $  3,709,881
                                       ============          ========             ==========       ============


The contractual maturities at December 31, 1996 are as follows:

                                                                                        Fair
                                                                       Cost             Value

Due in one year or less                                           $    199,664      $    200,031
Due in one year to five years                                          938,357           932,665
Mortgage backed securities                                             230,803           227,025
                                                                  ------------      ------------
                                                                  $  1,368,824      $  1,359,721
                                                                  ============      ============


Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of fixed maturity securities were approximately $6,387,000 and $2,615,000 for the nine months ended December 31, 1996 and 1995, respectively. Included in investment income are gross gains of $93,253 and $41,560 for the nine months ended December 31, 1996 and 1995, respectively, and gross losses of $1,875 for the nine months ended December 31, 1996.

             BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                          Notes to Financial Statements
                             (Unaudited) (continued)

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

The following is a summary of Investments in Local Limited Partnerships at December 31, 1996 (unaudited):


Capital Contributions paid to Local Limited
   Partnerships                                                                                $  28,813,499

Cumulative equity in losses of Local Limited Partnerships                                         (2,181,818)

Cumulative cash distributions received from Local
   Limited Partnerships                                                                              (17,732)
                                                                                                 ------------

Investment in Local Limited Partnerships before adjustments                                       26,613,949

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   1,048,010

   Accumulated amortization of acquisition fees and expenses                                         (40,246)
                                                                                               --------------

Investments in Local Limited Partnerships                                                      $  27,621,713
                                                                                               =============


Summarized financial information as of September 30, 1996 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of the ten Local Limited Partnerships in which the Fund has invested as of that date is as follows:

Summarized Balance Sheets - September 30, 1996 (Unaudited)

Assets:
   Investment property, net                                                                    $  70,452,548
   Current assets                                                                                  2,775,805
   Other assets                                                                                    2,732,102
                                                                                               -------------
     Total Assets                                                                              $  75,960,455
                                                                                               =============

Liabilities and Partners' Equity:
   Long-term debt                                                                              $  38,705,939
   Current liabilities                                                                             3,974,938
   Other liabilities                                                                               5,428,255
                                                                                               -------------
     Total Liabilities                                                                            48,109,132

   Partners' Equity                                                                               27,851,323
                                                                                               -------------
     Total Liabilities and Partners' Equity                                                    $  75,960,455
                                                                                               =============

                BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

Summarized Income Statements (Unaudited) - For the Nine Months Ended September 30, 1996

Rental and other revenue                                                                       $   5,687,666
                                                                                               -------------

Expenses:
   Operating                                                                                       2,711,930
   Interest                                                                                        2,328,235
   Depreciation and amortization                                                                   1,868,667
                                                                                               -------------
     Total Expenses                                                                                6,908,832

Net Loss                                                                                       $  (1,221,166)
                                                                                               =============

Partnership's share of net loss                                                                $  (1,139,110)
                                                                                               =============
Other Partners' share of net loss                                                              $     (82,056)
                                                                                               =============

           BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At December 31, 1996, the Fund had cash and cash equivalents of $426,097 as compared to $71,715 at March 31, 1996. This increase is primarily attributable to proceeds from the sale of marketable securities, offset by cash paid for investments in Local Limited Partnerships, purchase of marketable securities, and net cash used for operations.

The Fund had restricted cash of $495,389 at December 31, 1996 as compared to $1,369,364 at March 31, 1996. The decrease is the result of capital contributions made to one Local Limited Partnership in which the Fund has invested.

As of December 31, 1996, approximately $1,620,000 of marketable securities and cash and cash equivalents have been designated as Reserves. The Reserves are established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits if the Managing General Partner deems funding appropriate.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 1996, the Fund had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to voluntarily provide such funds in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 1996.

Results of Operations

1996 versus 1995

For the three and nine months ended December 31, 1996, the Fund's operations resulted in net losses of $360,576 and $1,388,692, respectively, as compared to a net loss of $31,904 and net income of $24,235 for the three and nine months ended December 31, 1995, respectively. The increase to the net loss position is primarily attributable to an increase in equity in losses of Local Limited Partnerships and a decrease in investment income.

The increase in equity in losses of Local Limited Partnerships for the three and nine months ended December 31, 1996, as compared to the same periods in 1995, is primarily attributable to an increase in the number of operational Local Limited Partnerships during those periods. Since certain properties were under construction during the nine months ended December 31, 1995, the results of operations were not indicative of the results to be expected for the future, nor are they comparable to the 1996 period. The decline in investment income for the three and nine month periods is due primarily to lower average cash balances, as a result of the Fund's investment in Local Limited Partnerships.

                BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions

The Fund is invested in ten Local Limited Partnerships which own ten properties located in eight states. Two properties, representing 356 units, underwent rehabilitation, and eight properties, representing 1001 units, are new construction. All of the ten properties are complete, through initial lease-up and operating satisfactorily.

                BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 12, 1997           BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                    A LIMITED PARTNERSHIP


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