Form 10-K/A
period 1996-03-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 1997-06-12
CIK 911568

June 12, 1997




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Boston Financial Tax Credit Fund VIII, A Limited Partnership Form 10-K/A Annual Report for the Year Ended March 31, 1996 Commission File Number 0-26522

Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, enclosed is one copy of subject report.

Very truly yours,




/s/Veronica J. Curioso
Veronica J. Curioso
Assistant Controller




TC810KA.

The total number of pages contained in this report and any exhibits or attachments hereto is . Index for Exhibits appears on Page .

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-K/A

                     Annual Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934

For the fiscal year ended                            Commission file number
March 31, 1996                                                33-68088

           BOSTON  FINANCIAL  TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP
               (Exact name of registrant as specified in its charter)

            Massachusetts                                    04-3205879
-------------------------------------            ---------------------------
       (State of organization)                      (I.R.S. Employer
                                                     Identification No.)

     101 Arch Street, 16th Floor
        Boston, Massachusetts                           02110-1106
--------------------------------------           ---------------------------
        (Address of Principal                            (Zip Code)
          executive office)

Registrant's telephone number, including area code 617/439-3911

Securities registered pursuant to Section 12(b) of the Act:
                                                     Name on each exchange on
         Title of each class                         which registered
--------------------------------------          -------------------------------
        None                                        None

Securities registered pursuant to Section 12(g) of the Act:

                  UNITS OF LIMITED PARTNERSHIP INTEREST
                             (Title of Class)
                                 200,000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate sales price of partnership units held by non affiliates of the registrant.

                     $36,497,000 as of March 31, 1996

Item 2.  Properties

The Fund owns limited partnership interests in ten Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state, or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Fund's ownership interest in the Local Limited Partnerships is generally 99%, with the exception of Springwood which is 79.20%, Hemlock Ridge which is 77%, and West End Place which is 90%.

All of the Local Limited Partnerships have received an allocation of Tax Credits by the relevant state tax credit agency. In general, the Tax Credit runs for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Internal Revenue Service, in order to maintain eligibility for the Tax Credit at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements. To date, none of the Local Limited Partnerships have suffered an event of recapture of Tax Credits.

In addition, some of the Local Limited Partnerships have obtained one or a combination of different types of loans such as: i) below market rate interest loans; ii) loans provided by a redevelopment agency of the town or city in which the property is located at favorable terms; or iii) loans that have repayment terms that are based on a percentage of cash flow.

The following schedule provides certain key information on the Local Limited Partnership interests acquired by the Partnership.

















                                              K-A1


                                                        Capital Contributions             Mtge. loans                  Occupancy
Local Limited Partnership         Number        Total Committed       Paid Through        payable at                      at
Property Name                       of            at March 31,          March 31,         December 31,    Type of      March 31,
Property Location                Apt. Units           1996               1996                1995         Subsidy*        1996
---------------------------     --------------  ----------------   -----------------    ---------------  -----------  ----------


Green Wood Apartments,
   a Limited Partnership
Green Wood Apartments
Gallatin, TN                       164             $3,825,916         $3,825,916          $5,306,813       None           98%

Webster Court Apartments
   a Limited Partnership
Webster Court Apartments
Kent, WA                            92              2,318,078          2,318,078           2,918,255       None           98%

Springwood Apartments
   a Limited Partnership (1)
Springwood Apartments
Tallahassee, FL                    113              2,564,829          2,564,829           3,270,000       None          100%

Meadow Wood Associates
   of Pella, a Limited Partnership
Meadow Wood of Pella
Pella, IA                           30                893,808            893,808           1,169,052       Section 8     100%

RMH Associates, a Limited
   Partnership (1)
Hemlock Ridge
Livingston Manor, NY               100              1,674,407          1,305,068           2,282,545       Section 8      90%

Pike Place, a Limited
   Partnership
Pike Place
Fort Smith, AR                     144              1,915,328          1,915,328           3,420,045       None          100%

                                                     Capital Contributions               Mtge. loans                    Occupancy
Local Limited Partnership          Number        Total Committed       Paid Through      payable at                        at
Property Name                          of          at March 31,          March 31,       December 31,       Type of     March 31,
Property Location                 Apt. Units           1996                1996              1995          Subsidy*        1996
---------------------------     --------------   -------------------   --------------   --------------    -----------  ----------



West End Place, a Limited
   Partnership (1)
West End Place
Springdale, AR                     120             1,843,010           1,843,010          2,875,030        None              98%

Oak Knoll Renaissance, a
   Limited Partnership
Oak Knoll Renaissance
Gary, IN                           256             4,922,412           3,668,982          5,676,337        Section 8        100%

Beaverdam Creek Associates,
   a Limited Partnership (2)
Beaverdam Creek
Mechanicsville, VA                 120             3,629,140           3,629,140          3,420,000        None             100%

Schickedanz Brothers Palm
   Beach Limited
Live Oaks Plantation
West Palm Beach, FL                218             5,615,000           4,000,000          6,887,839        None              98%
                                 ------           -----------        -----------       ------------
                                 1,357           $29,201,928        $ 25,964,159       $ 37,225,916
                                 ======           ===========       ============       ============


(1) Boston Financial Tax Credits Fund VIII has a 79.20% interest in Springwood Apartments, L.P., a 77% interest in RMH Associates, L.P., and a 90%interest in West End Place, L.P. The mortgage payable balances represents 100% of the outstanding balances.

(2) The amount paid includes funds advanced under a promissory note agreement with Boston Financial Tax Credit Fund VIII, a Limited Partnership.

*Section 8   This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development Act of 1974, allows qualified low-income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.

                                                                    K-A3

Four Local Limited Partnerships invested in by the Fund each represent more than 10% of the total capital contributions to be made to Local Limited Partnerships by the Fund. These Local Limited Partnerships are as follows: (i) Green Wood Apartments Limited Partnership; (ii) Oak Knoll Renaissance Limited Partnership;
(iii) Beaverdam Creek Associates Limited Partnership; and (iv) Schickedanz Brothers Palm Beach Limited Partnership which owns Live Oaks Plantation.

Green Wood Apartments Limited Partnership, representing 13.1% of the total original investment in the Local Limited Partnerships, has obtained a $5,322,000 mortgage loan payable at 8.860% per annum with monthly payments of principal and interest in the amount of $42,287 due through August 1, 2010.

Oak Knoll Renaissance Limited Partnership, representing 16.9% of the total original investment in the Local Limited Partnerships, has secured a commitment from the city of Gary, Indiana, to provide a construction loan of $5,676,337 for construction financing and up to $1,699,767 may be used to provide a letter of credit to guarantee completion of the project. The loan, plus unpaid interest, is due November 4, 1996. The Partnership has secured a commitment for financing from the Federal National Mortgage Association for permanent financing. The maximum permanent loan shall not exceed $5,514,000, bear interest at 10.125% and a two hundred sixty-four month loan term and amortization period.

Beaverdam Creek Associates Limited Partnership ("Beaverdam Creek LP"), representing 12.4% of the total original investment in the Local Limited Partnerships, had obtained a construction loan in the original principal amount of $3,970,000 from the Virginia Housing and Development Authority ("VHDA"). The loan is evidenced by three mortgage notes, one in the amount of $2,420,000 one in the amount of $550,000 from First Union National Bank of Virginia ("First
Union") as a Supplemental Mortgage Loan and the third in the amount of $1,000,000 from Virginia Housing Partnership Revolving Fund ("VHPRF"), with interest at 10.62%, First Union's current prime rate + 1%, and 8% during construction and 5% thereafter per annum, respectively.

Final closing of the construction loan occurred on December 15, 1995. The permanent loans from VHDA and VHPRF of $2,420,000 and $1,000,000, respectively, are to be repaid on a level annuity basis by 360 equal payments of principal and interest of $22,354 and $5,368 as established by VHDA at final closing. The $550,000 mortgage loan from First Union was paid in full as of December, 1995.

Additionally, on November 16, 1994, Beaverdam Creek LP entered into a promissory note agreement with Boston Financial Tax Credit Fund VIII, a Limited Partnership, an investor Limited Partner. $2,563,040 was advanced under the agreement. The promissory note is unsecured and bears interest at the rate of 7% per annum. All outstanding principal and accrued interest in connection with this note were deemed paid and classified as capital contributions by the Local Limited Partnership upon final closing of the mortgage during fiscal year 1996.

Schickedanz Brothers Palm Beach Limited Partnership, representing 19.2% of the total original investment in the Local Limited Partnerships entered into two loan agreements. The first is a construction loan agreement with First Housing Development Corporation of Florida ("First Housing") with a principal amount not to exceed $6,150,000. The loan bears interest at a rate of 10% per annum on the unpaid loan principal balance. Once the construction period terminates, monthly installments of principal and interest of $52,138 are due until loan maturity. All outstanding amounts under the loan are due and payable on December 28, 2010. As of December 31, 1995, total funds in the amount of $5,501,399 have been drawn on the loan.

The second is a Home loan agreement with the Florida Housing Finance Agency, with a principal amount not to exceed $1,531,000. Interest on the unpaid principal balance shall be due at the Applicable Federal Rate ("AFR") for long term obligations as of the commencement date of the loan. Interest shall be payable at 3% per annum commencing on June 30, 1995 and continuing thereafter. The difference between AFR and the pay rate shall compound annually and shall be due and payable in full together with the principal balance plus all accrued and unpaid interest on February 28, 2015. As of December 31, 1995, total funds in the amount of $1,386,440 have been drawn on the loan.

                                                        K-A4

The duration of the leases for occupancy in the Properties described above will be six to twelve months. The General Partner believes the Properties described herein are adequately covered by insurance.

Additional information required under this Item, as it pertains to the Fund, is contained in Items 1, 7 and 8 of this Report.


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

      BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

      By:   Arch Street VIII, Limited Partnership
            its General Partner



     By:   /s/William E. Haynsworth                  Date:
           William E. Haynsworth,
           Managing Director and
           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the General Partner of the Fund and in the capacities and on the dates indicated:



     By:   /s/William E. Haynsworth                  Date:
           William E. Haynsworth,
           Managing Director and
           Chief Operating Officer




     By:   /s/Fred N. Pratt                          Date:
           Fred N. Pratt, Jr.,
           A Managing Director