Form 10-K
period 1997-03-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 1997-06-27
CIK 911568

June 27, 1997




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Boston Financial Tax Credit Fund VIII, A Limited Partnership Form 10-K Annual Report for the Year Ended March 31, 1997
       Commission File Number 0-26522


Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of the subject report.

Very truly yours,




/s/ Veronica Curioso
Veronica Curioso
Assistant Controller



TC810K.9

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                              FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                         Commission file number
March 31, 1997                                    33-68088

                 BOSTON  FINANCIAL  TAX CREDIT FUND VIII,  A
                  LIMITED   PARTNERSHIP   (Exact  name  of
                   registrant as specified in its charter)

 Massachusetts                                        04-3205879
--------------------------                          ---------------------------
 (State of organization)                            (I.R.S. Employer
                                                     Identification No.)

     101 Arch Street, 16th Floor
       Boston, Massachusetts                           02110-1106
-------------------------------                     ---------------------------
        (Address of Principal                       (Zip Code)
          executive office)

Registrant's telephone number, including area code 617/439-3911

Securities registered pursuant to Section 12(b) of the Act:
                                                   Name on each exchange on
         Title of each class                          which registered
-------------------------------                ---------------------------------
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

                           $36,497,000 as of March 31, 1997

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS: (2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR
(c) UNDER THE SECURITIES ACT OF 1933.

                                                Part of Report on
                                                Form 10-K into
                                                Which the Document
Documents incorporated by reference             is Incorporated

Report on Form 8-K dated April 8, 1994          Part I, Item 1


Report on Form 8-K dated June 14, 1994          Part I, Item 1

Acquisition Reports                             Part I, Item 1

Prospectus - Sections Entitled:

     "Investment Objectives and Policies -
      Principal Investment Objectives"          Part I, Item 1

     "Investment Risks"                         Part I, Item 1

     "Estimated Use of Proceeds"                Part III, Item 13

     "Management Compensation and Fees"         Part III, Item 13

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"           Part III, Item 13

           BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

           ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1997


                               TABLE OF CONTENTS


                                                          Page No.

PART I

     Item 1  Business                                         K-3
     Item 2  Properties                                       K-5
     Item 3  Legal Proceedings                                K-10
     Item 4  Submission of Matters to a Vote of
              Security Holders                                K-10

PART II

     Item 5  Market for the Registrant's Units and
              Related Security Holder Matters                 K-10
     Item 6  Selected Financial Data                          K-11
     Item 7  Management's Discussion and Analysis of
              Financial Condition and Results of Operations   K-12
     Item 8  Financial Statements and Supplementary Data      K-14
     Item 9  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure          K-14

PART III

     Item 10 Directors and Executive Officers
                  of the Registrant                           K-14
     Item 11 Management Remuneration                          K-16
     Item 12 Security Ownership of Certain Beneficial
              Owners and Management                           K-16
     Item 13 Certain Relationships and Related Transactions   K-17

PART IV

     Item 14 Exhibits, Financial Statement Schedule and
              Reports on Form 8-K                             K-19

SIGNATURES                                                    K-20

                              PART I


Item 1.  Business

Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership formed on August 25, 1993 under the laws of the Commonwealth of Massachusetts. The Fund's partnership agreement ("Partnership Agreement") authorizes the sale of up to 200,000 Units of limited partnership interest at $1,000 per Unit in series. The first series offered 50,000 Units. On July 29, 1994, the Fund held its final investor closing. In total the Fund had raised $36,497,000 ("Gross Proceeds") through the sale of 36,497 Units. Such amounts exclude a fractional unregistered Unit previously acquired for $100 by the Initial Limited Partner. The offering of Units terminated on March 29, 1995.

The Fund is engaged solely in the business of real estate investment. A presentation of information about industry segments is not applicable and would not be material to an understanding of the Fund's business taken as a whole.

The Fund has invested as a limited partner in other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties") some of which are expected to benefit from some form of federal, state or local assistance programs and all of which qualify for low-income housing tax credits ("Tax Credits") added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The investment objectives of the Fund include the following: (i) to provide investors with annual tax credits which they may use to reduce their federal income taxes; (ii) to provide limited cash distributions from the operations of apartment complexes; and (iii) to preserve and protect the Fund's capital. There cannot be any assurance that the Fund will attain any or all of these investment objectives. A more detailed discussion of these investment objectives, along with the risks in achieving them is contained in the sections of the Prospectus entitled "Investment Objectives and Policies - Principal Investment Objectives" and "Investment Risks", which are herein incorporated by this reference.

Table A on the following page lists the properties owned by the Local Limited Partnerships in which the Fund had invested as of March 31, 1997. Item 7 of this Report contains other significant information with respect to such Local Limited Partnerships. The terms of the acquisition of each Local Limited Partnership interest have been described in the Form 8-Ks and a supplement to the Prospectus listed in Part IV of this Report on Form 10-K; such descriptions are incorporated herein by this reference.

                                TABLE A

                         SELECTED LOCAL LIMITED
                            PARTNERSHIP DATA

 Property owned by Local                                                                         Date
  Limited Partnerships*                                                                        Interest
                                                      Location                                Acquired
---------------------------                      --------------------                        ------------


Green Wood                                      Gallatin, TN                                03/02/94

Webster Court                                   Kent, WA                                    05/13/94

Springwood                                      Tallahassee, FL                             12/15/94

Meadow Wood of Pella                            Pella, IA                                   06/03/94

Hemlock Ridge                                   Livingston Manor, NY                        04/29/94

Pike Place                                      Fort Smith, AR                              01/31/94

West End Place                                  Springdale, AR                              01/12/94

Oak Knoll Renaissance                           Gary, IN                                    11/01/94

Beaverdam Creek                                 Mechanicsville, VA                          11/16/94

Live Oaks Plantation                            West Palm Beach, FL                         06/28/94



* The Fund's interest in profits and losses of each Local Limited Partnership arising from normal operations is generally 99%, except for Springwood which is 79.20%, Hemlock Ridge which is 77%, and Pike Place and West End Place which are 90%. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreement.

Although the Fund's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Fund's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Fund or its General Partner. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1997, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the original investment in Local Limited Partnerships: (i) Green Wood and Springwood representing 21.73% have Flournoy Development Company as Local General Partner; (ii) Pike Place and West End Place representing 12.9% have Lindsey Management Company as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports which are herein incorporated by reference.

The Properties owned by Local Limited Partnerships in which the Fund invest are, and will continue to be, subject to competition from existing and future apartment complexes in the same areas. The success of the Fund will depend on many outside factors, most of which are beyond the control of the Fund and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Fund, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels;
(ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, or a decrease in employment or adverse changes in real estate laws, including building codes; and (iii) the possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases, or which suppress the ability of the Local Limited Partnerships to generate operating cash flow. Since most of the Properties benefit from some form of government assistance, the Fund is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Fund.

The Fund is managed by Arch Street VIII Limited Partnership, the sole General Partner of the Fund. To economize on direct and indirect payroll costs, the Fund, which does not have any employees, reimburses The Boston Financial Group Limited Partnership, an affiliate of the General Partner, for certain expenses and overhead costs. A complete discussion of the management of the Fund is set forth in Item 10 of this Report.


Item 2.  Properties

The Fund owns limited partnership interests in ten Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state, or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Fund's ownership interest in the Local Limited Partnerships is generally 99%, with the exception of Springwood which is 79.20%, Hemlock Ridge which is 77%, and Pike Place and West End Place which are 90%.

All of the Local Limited Partnerships have received an allocation of Tax Credits from the relevant state tax credit agency. In general, the Tax Credit runs for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Internal Revenue Service, in order to maintain eligibility for the Tax Credit at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements. To date, none of the Local Limited Partnerships have suffered an event of recapture of Tax Credits.

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


                                                      Capital Contributions      Mtge. loans                       Occupancy
Local Limited Partnership       Number      Total Committed   Paid Through       payable at                            at
Property Name                     of         at March 31,      March 31,        December 31,       Type of          March 31,
Property Location             Apt. Units         1997            1997              1996            Subsidy*          1997
--------------------------    ------------ -----------------  --------------    --------------    ------------    ---------------


Green Wood Apartments,
   a Limited Partnership
Green Wood Apartments
Gallatin, TN                     164        $3,825,916        $3,825,916        $5,268,002          None              90%

Webster Court Apartments
   a Limited Partnership
Webster Court Apartments
Kent, WA                          92         2,318,078         2,318,078         2,890,712          None              89%

Springwood Apartments
   a Limited Partnership (1)
Springwood Apartments
Tallahassee, FL                  113         2,504,393         2,504,393         3,966,075          None              97%

Meadow Wood Associates
   of Pella, a Limited Partnership
Meadow Wood of Pella
Pella, IA                         30           893,808           893,808         1,151,128          Section 8         96%

RMH Associates, a Limited
   Partnership (1)
Hemlock Ridge
Livingston Manor, NY             100         1,697,298         1,697,298         2,224,315          Section 8         91%

Pike Place, a Limited
   Partnership (1)
Pike Place
Fort Smith, AR                   144         1,915,328         1,915,328         3,362,591          None              99%




                                                   Capital Contributions       Mtge. loans                     Occupancy
Local Limited Partnership    Number      Total Committed    Paid Through        payable at                        at
Property Name                 of          at March 31,        March 31,         December 31,      Type of       March 31,
Property Location          Apt. Units          1997             1997              1996            Subsidy*        1997
------------------------  ------------    -------------    ---------------    ----------------    ------------  -----------

West End Place, a Limited
   Partnership (1)
West End Place
Springdale, AR                 120          1,843,010       1,843,010           2,967,168          None            100%

Oak Knoll Renaissance, a
   Limited Partnership
Oak Knoll Renaissance
Gary, IN                       256          4,922,412       4,465,862           5,479,042          Section 8       100%

Beaverdam Creek Associates,
   a Limited Partnership (2)
Beaverdam Creek
Mechanicsville, VA             120          3,629,140       3,629,140           3,393,438          None            100%

Schickedanz Brothers Palm
   Beach Limited
Live Oaks Plantation
West Palm Beach, FL            218          5,587,953       5,587,953           7,887,047          None             89%
                               -----     -------------    ------------        ------------
                               1,357      $29,137,336     $28,680,786         $38,589,518
                               ======     ===========     ===========          ===========

(1) Boston Financial Tax Credits Fund VIII has 79.20% interest in Springwood Apartments, L.P., a 77% interest in RMH Associates, L.P., and a 90% interest in Pike Place, L.P. and West End Place, L.P. The mortgage payable balances represent 100% of the outstanding balances.

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

Four Local Limited Partnerships invested in by the Fund each represent more than 10% of the total capital contributions to be made to Local Limited Partnerships by the Fund. These Local Limited Partnerships are as follows: (i) Green Wood Apartments Limited Partnership with Flournoy Development Company as Local General Partner; (ii) Oak Knoll Renaissance Limited Partnership with Ronald M. Gatton Redevelopment Services as Local General Partner; (iii) Beaverdam Creek Associates Limited Partnership with Castle Development Corporation as Local General Partner; and (iv) Schickedanz Brothers Palm Beach Limited Partnership which owns Live Oaks Plantation and has Schickedanz Enterprise as its Local General Partner.

Green Wood Apartments Limited Partnership, representing 13.1% of the total original investment in the Local Limited Partnerships, has obtained a $5,322,000 mortgage loan payable at 8.860% per annum with monthly payments of principal and interest in the amount of $42,287 due through August 1, 2110.

Oak Knoll Renaissance Limited Partnership, representing 16.9% of the total original investment in the Local Limited Partnerships, has obtained a mortgage loan payable at 10.125% per annum with monthly payments of principal and interest in the amount of $52,205 due through June 1, 2018. The construction loan of $5,676,337 with the City of Gary, Indiana, was repaid in 1996 when permanent financing was obtained.

Beaverdam Creek Associates Limited Partnership ("Beaverdam Creek LP"), representing 12.4% of the total original investment in the Local Limited Partnerships, had obtained a construction loan in the original principal amount of $3,970,000 from the Virginia Housing and Development Authority ("VHDA"). The loan is evidenced by three mortgage notes, one in the amount of $2,420,000 from VHDA, one in the amount of $550,000 from First Union National Bank of Virginia ("First Union") as a Supplemental Mortgage Loan and the third in the amount of $1,000,000 from Virginia Housing Partnership Revolving Fund ("VHPRF"). The VHDA mortgage note bears interest at 10.62% per annum. The First Union mortgage note bears interest at it's current prime rate plus 1% per annum. The VHPRF mortgage note bears interest at 8% per annum during the construction period and 5% per annum thereafter.

Final closing of the construction loan occurred on December 15, 1995. The permanent loans from VHDA and VHPRF of $2,420,000 and $1,000,000, respectively, are to be repaid on a level annuity basis by 360 equal payments of principal and interest of $22,354 and $5,368 as established by VHDA at final closing. The $550,000 mortgage loan from First Union was paid in full as of December, 1995.

Additionally, on November 16, 1994, Beaverdam Creek LP entered into a promissory note agreement with Boston Financial Tax Credit Fund VIII, a Limited Partnership, an investor Limited Partner. $2,563,040 was advanced under the agreement. The promissory note was unsecured and bore interest at the rate of 7% per annum. All outstanding principal and accrued interest in connection with this note were deemed paid and classified as capital contributions by the Local Limited Partnership upon final closing of the mortgage during fiscal year 1996.

Schickedanz Brothers Palm Beach Limited Partnership, representing 19.2% of the total original investment in the Local Limited Partnerships entered into two loan agreements. The first is a construction loan agreement with First Housing Development Corporation of Florida ("First Housing") with a principal amount not to exceed $6,150,000. This loan was refinanced on June 28, 1996 and the new loan is with Newport Mortgage Company, L.P., in the original amount of $6,493,000. The loan bears interest at a rate of 8.94% per annum with monthly payments of principal and interest in the amount of $51,964 due through July 7, 2026.

The second is a Home loan agreement with the Florida Housing Finance Agency, with a principal amount not to exceed $1,531,000. Interest on the unpaid principal balance shall be due at the Applicable Federal Rate ("AFR") for long term obligations as of the commencement date of the loan. Interest shall be payable at 3% per annum commencing on June 30, 1995. Deferred interest is compounded annually and is due together with the principal balance on February 28, 2025. As of December 31, 1996, total funds in the amount of $1,416,000 have been drawn on the loan.

The duration of the leases for occupancy in the Properties described above will be six to twelve months. The General Partners believe the Properties described herein are adequately covered by insurance.

Additional information required under this Item, as it pertains to the Fund, is contained in Items 1, 7 and 8 of this Report.

Item 3.  Legal Proceedings

The Fund is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


                                     PART II

Item 5.  Market for the Registrant's Units and Related Security Holder Matters

There is no public market for the Units, and it is not expected that a public market will develop. If a Limited Partner desires to sell Units, the buyer of those Units will be required to comply with the minimum purchase and retention requirements and investor suitability standards imposed by applicable federal or state securities laws and the minimum purchase and retention requirements imposed by the Fund. The price to be paid for the Units, as well as the commissions to be received by any participating broker-dealers, will be subject to negotiation by the Limited Partner seeking to sell his Units. Units will not be redeemed or repurchased by the Fund.

The Partnership Agreement does not impose on the Fund or its General Partner any obligation to obtain periodic appraisals of assets or to provide Limited Partners with any estimates of the current value of Units.

As of March 31, 1997, there were 1,393 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. For the years ended March 31, 1997, 1996 and 1995, no cash distributions were made.

Item 6.  Selected Financial Data

The following table sets forth selected financial information regarding the Fund's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8 of this Report.

                                                    March 31,        March 31,        March 31,         March 31,
                                                      1997             1996             1995              1994

Revenue                                          $      100,536   $      511,713    $     763,502    $           60
Equity in losses of Local Limited
 Partnerships                                        (1,922,556)        (881,551)        (161,157)                -
Net income (loss)                                    (2,247,908)        (782,504)         160,473          (37,214)
Per Limited Partnership Unit (A)                        (60.98)          (21.23)             5.52            (6.02)
Cash, cash equivalents and marketable securities      1,716,088        3,781,596         12,070,602      3,863,840
Investment in Local Limited
Partnerships, at original cost                       29,861,509       27,143,995       20,014,349         2,087,172
Total assets (B)                                     29,078,258       31,277,311       32,240,835         6,000,179
Cash Distribution                                             -                -                -                 -
Other data:
Passive loss (C)                                     (2,936,579)      (1,638,463)        (511,934)                -
Per Limited Partnership Unit (C)                        (79.66)          (44.44)          (13.89)                 -
Portfolio income (C)                                    161,828          764,632          628,323                 -
Per Limited Partnership Unit (C)                          4.39             20.74          17.04                   -
Low-Income Housing Tax Credit (C)                     5,234,045        3,307,725          313,289                 -
Per Limited Partnership Unit (C)                        141.98             89.72              8.50                -
Local Limited Partnership interests
owned at end of period                                       10              10                10                1


(A) Per Limited Partnership Unit data is based upon 36,497 units for the years ended March 31, 1997 and 1996, and a weighted average number of units outstanding of 28,774 and 6,123 for the year ended March 31, 1995 and the period December 6, 1993 to March 31, 1994, respectively.

(B) Total assets include the net investment in Local Limited Partnerships.

(C) Income Tax information is as of December 31, the year end of the Fund for income tax purposes. Per Limited Partnership Unit data is based upon the final investor closing held on July 29, 1994 for a total of 36,497 outstanding Units.

Allocations to individual investors for the tax year ended December 31, 1994 are based on the individual's admission date to the Fund.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1997, the Fund had cash and cash equivalents of $273,412 as compared to $71,715 at March 31, 1996. This increase is primarily attributable to proceeds from sales and maturities of marketable securities exceeding cash paid for investments in Local Limited Partnerships, the purchase of marketable securities and operating activities.

The Fund also has restricted cash of $503,031 at March 31, 1997. These funds represent escrowed funds to be applied to future capital contributions to be made to one of the Local Limited Partnerships in which the Fund has invested. The funds are scheduled to be released on July 31, 1997.

As of March 31, 1997, approximately $1,549,000 of marketable securities has been designated as Reserves. The Reserves are established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate.

At March 31, 1997, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreement and total approximately $457,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 1997, the Fund had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to voluntarily provide such funds, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the year ended March 31, 1997. It is expected that cash available for distribution, if any, will not be significant in fiscal year 1998. As funds from temporary investments are paid to Local Limited Partnerships, interest earnings on those funds decrease. In addition, some of the properties benefit from some type of federal or state subsidy, and as a consequence, are subject to restrictions on cash distributions.

Results of Operations

1997 versus 1996

For the year ended March 31, 1997, the Fund's operations resulted in a net loss of $2,247,908, as compared to $782,504 for the year ended March 31, 1996. The increase in net loss is attributable to an increase in equity in losses of Local Limited Partnerships and a decrease in investment and other income.

The change in equity in losses of Local Limited Partnerships for the year ended March 31, 1997, as compared to the same period in 1996 is primarily attributable to the timing of construction completion. Since many of the properties were under construction during the year ended December 31, 1995, the results of operations for the period ended December 31, 1995 were not comparable to the results of operations for the year ended December 31, 1996.

1996 versus 1995

For the year ended March 31, 1996, the Fund's operations resulted in a net loss of $782,504, as compared to net income of $160,473 for the year ended March 31, 1995. The change to a net loss position is attributable to an increase in equity in losses of Local Limited Partnerships and a decrease in investment income.

The change in equity in losses of Local Limited Partnerships for the year ended March 31, 1996, as compared to the same period in 1995 is primarily attributable to an increase in the number of operational Local Limited Partnerships from five as of March 31, 1995 to ten as of March 31, 1996. The decline in investment income is due primarily to lower average cash balances, as a result of the Fund's investment in Local Limited Partnerships.

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board has issued Statement of Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 1996. This standard requires that long-lived assets be reviewed for recoverability. Impairment losses are recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Fund adopted the new standard for the year ending March 31, 1997, however, it did not have a significant effect on financial position or results of operations.

Low-Income Housing Tax Credits

The 1996 and 1995 tax credits were $141.98 and $89.72 per Unit, respectively. The 1994 tax credits per Unit were allocated to investors based on the individual's admission date to the Partnership. Investors admitted during the first closing received $17.25 per Unit. Investors admitted in later closings received a lower amount. Tax Credits are not available for a property until the property is placed in service and its apartment units are occupied by qualified tenants. In the first year the Tax Credit is claimed, the allowable credit amount is determined using an averaging convention to reflect the number of months that units comprising the qualified basis were occupied by qualified tenants during the year. To the extent that the full amount of the annual credit is not allocated in the first year, an additional credit in such amount is available in the 11th taxable year.

As of December 31, 1995, all of the properties had been placed in service, and generated Tax Credits in 1995. Some of the properties had less than a full year of operations in the period ended December 31, 1995. They were subject to the averaging convention mentioned above and therefore, the Fund did not receive a full allocation of Tax Credits with respect to those properties in 1995. The Tax Credits per Limited Partnership Unit have stabilized at approximately $142 per unit, as properties have reached completion and have become fully leased. Since the Tax Credits have stabilized, the annual amount allocated to investors is expected to remain the same for about seven years. In years eight through ten, the credits are expected to decrease as Properties reach the end of the ten year credit period.

Property Discussions

The Fund is invested in ten Local Limited Partnerships which own ten properties located in eight states. Two properties, representing 356 units, underwent rehabilitation, and eight properties, representing 1001 units, are new construction. All of the ten properties are complete, through initial lease-up and operating satisfactorily.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 1997, 1996, and 1995.

Since some of the properties are expected to benefit from some form of government assistance, the Fund is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a property are subject to recapture to the extent that the property or any portion thereof ceases to qualify for the Tax Credits.

Certain of the properties in which the Fund invests may be located in areas suffering from poor economic conditions. Such conditions could have an adverse effect on the rent or occupancy levels at such properties. Nevertheless, management believes that the generally high demand for below market rate housing will tend to negate such factors. However, no assurance can be given in this regard.


Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 10, 1995, the firm of Arthur Andersen LLP was dismissed as the principal accountant to audit the registrant's financial statements. The report on the financial statements of the registrant by Arthur Andersen LLP for the year ending March 31, 1995 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Board of Directors of the General Partner of the registrant.

During the year ending March 31, 1995 and for the subsequent interim period, April 1, 1995 through November 10, 1995, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The firm of Coopers & Lybrand L.L.P. has been engaged as principal accountant to audit the registrant's financial statements.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The General Partner of the Fund is Arch Street VIII Limited Partnership, a Massachusetts limited partnership (the "General Partner"), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership.

The General Partner was formed in August 1993. William E. Haynsworth is the Chief Operating Officer of the General Partner, and has the primary responsibility for evaluating, selecting and negotiating investments for the Fund. The Investment Committee of the General Partner approves all investments. The names and positions of the principal officers and the directors of the General Partner are set forth below.

Name Position

Georgia Murray                         President, Managing Director, Treasurer
                                         and Chief Financial Officer
Fred N. Pratt, Jr.                     Managing Director
William E. Haynsworth                  Managing Director and Chief
                                         Operating Officer
Paul F. Coughlan                       Vice President
Peter G. Fallon, Jr.                   Vice President
Randolph G. Hawthorne                  Vice President
A. Harold Howell                       Vice President
Jenny Netzer                           Vice President

The General Partner provides day-to-day management of the Fund. Compensation is discussed in Item 11 of this report. Such day-to-day management does not include the management of the properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Georgia Murray, age 46, is a graduate of Newton College of the Sacred Heart (B.A., 1972). She joined Boston Financial Management Company in 1973 and is currently a Senior Vice President of Boston Financial. Ms. Murray is a member of the Senior Leadership Team and Board of Directors, and leads the Property Management division. Previously, she led the company's Institutional Tax Credit Team and managed Boston Financial's Investment Real Estate and Asset Management divisions. Ms. Murray currently serves as a Director of Atlantic Bank and Trust Co., President of the Institute for Multi-Family Housing, director of the Investment Program Association, and member of the Direct Investment Committee of the Securities Industry Association. Previously, she served as the Industry Advisor to the Management Policy Review Committee of the Massachusetts Housing Finance Agency and as a commissioner of the Boston Public Facilities Department.

Fred N. Pratt, Jr., age 52, graduated from Tufts University and the Amos Tuck School of Business Administration at Dartmouth College. Mr. Pratt was one of the original employees of Boston Financial when it was founded in late 1969. He currently serves as Boston Financial's Chief Executive Officer and Chairman of the Board of Directors of the General Partner of Boston Financial.

William E. Haynsworth, age 57, graduated from Dartmouth College and Harvard Law School. Mr. Haynsworth was Acting Executive Director of the Massachusetts Housing Finance Agency, where he was also General Counsel, prior to becoming a Vice President of Boston Financial in 1977 and a Senior Vice President in 1986. He has also served as Director of Non-Residential Development of the Boston Redevelopment Authority and as an associate of the law firm of Goodwin, Procter & Hoar in Boston. Mr. Haynsworth is a member of the firm's Senior Leadership Team and participates in the structuring of real estate investments and the development of new business opportunities.

Paul F. Coughlan, age 53, is a graduate of Brown University (A.B., 1965) and served in the United States Navy before entering the securities business in 1969. He was employed as an Account Executive by Bache & Company until 1972, and then by Reynolds Securities Inc. He joined Boston Financial in 1975 and is currently a Senior Vice President on the Institutional Tax Credit Team.

Peter G. Fallon, Jr., age 58, graduated from the College of The Holy Cross (B.S., 1960) and Babson College (M.B.A., 1965). He joined Boston Financial in 1970, shortly after its formation, and is currently a Senior Vice President and a member of the Investment Real Estate Division with responsibility for the marketing of the firm's Institutional Tax Credit product.

Randolph G. Hawthorne, age 47, is a graduate of Massachusetts Institute of Technology (B.S., 1971) and Harvard Graduate School of Business (M.B.A., 1973). He joined Boston Financial in 1973 and has served as Treasurer and managed the firm's Investment Real Estate division. He is a Senior Vice President serving on the Investment Acquisitions Team with 22 years of experience in property acquisitions. Mr. Hawthorne has primary responsibility for structuring real estate investments and developing new business opportunities. He is a member of the Investment Committee. He is Chairman of the National Multi Housing Council, a past president of the National Housing and Rehabilitation Association, a member of the Residential Development Council of the Urban Land Institute as well as a member of the Advisory Board of the Berkeley Real Estate Center at the University of California. A speaker at industry conferences, he is also on the Editorial Advisory Board of the Tax Credit Advisor.

A. Harold Howell, age 56, graduated from Harvard College and the Amos Tuck School of Business Administration at Dartmouth College. He has been employed by Boston Financial since 1970. For most of this time he has been active in the overall administration of Boston Financial and its affiliates but has also been involved in other areas of its business. Mr. Howell has served as head of Boston Financial's Property Management Division and also as its Chief Financial Officer and Chief Executive Officer. He currently is a Senior Vice President and is in charge of a program being developed for properties managed by Boston Financial whereby heads-of-households who want to further their education can enroll in a program on-site which teaches economic self sufficiency, computer and internet skills, problem solving skills and related real-world skills. Mr. Howell recently spent a two year sabbatical from Boston Financial as a Visiting
Professor at the Instituto de Estudios Superiores de la Empresa, a highly regarded International M.B.A. Program in Barcelona, Spain. While there, he taught courses in business strategy and real estate finance.

Jenny Netzer, age 41, is a graduate of Harvard University (B.A., 1976) and received a Master's in Public Policy from Harvard's Kennedy School of Government in 1982. She joined Boston Financial in 1987 and is a Senior Vice President leading the Institutional Tax Credit Team, which is responsible for developing, marketing and managing institutional tax credit products. Previously, she led the company's new business initiatives, helping guide the company's efforts in the areas of publicly-traded real estate securities and senior housing. She is also a member of the Senior Leadership Team, which is responsible for the strategic direction of the company. Prior to working on new business initiatives, Ms. Netzer managed the firm's Asset Management division. Before joining Boston Financial, she was Deputy Budget Director for the Commonwealth of Massachusetts. Ms. Netzer was also Assistant Controller at Yale University and has been a member of the Watertown Zoning Board of Appeals.


Item 11.  Management Remuneration

Neither the partners of Arch Street VIII Limited Partnership, nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 1997, the following entities are the only entities known to the Partnership to be the beneficial owners of more than 5% of the Units outstanding:

                                                                      Amount
Title of Class                 Name and Address of                 Beneficially                   Percent of
                                 Beneficial Owner                      Owned                        Class
---------------           -------------------------------          --------------                -------------

Limited                  Pierce National Life Insurance            2,079 Units                      5.7%
Partner                  P.O. Box 19035
                         Greenville, SC  29602

Limited                  Eli Lilly and Company                     5,220 Units                      14.3%
Partner                  Lilly Corporate Center
                         Indianapolis, IN  46285

The equity securities registered by the Fund under Section 12(g) of the Act consist of 200,000 Units, 36,497 of which had been sold to the public as of March 31, 1997. Holders of Units are permitted to vote on matters affecting the Fund only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Fund.


As of March 31, 1997, Arch Street VIII, Inc. owns a fractional (unregistered) Unit not included in the Units sold to the public.

Except as described in the preceding paragraph, neither Arch Street VIII, Inc., Arch Street VIII Limited Partnership, Boston Financial, nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The General Partner does not know of any existing arrangement that might at a later date result in a change in control of the Fund.


Item 13.  Certain Relationships and Related Transaction

The Fund is required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates (including Boston Financial) in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates (including Boston Financial) in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partner is entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partner will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the years ended March 31, 1997, 1996 and 1995 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the General Partner, subject to certain limitations established in the Partnership Agreement.

Information required under this Item is contained in Note 5 to the Financial Statements presented as a separate section of this Report. The affiliates of the Managing Partner which have received or will receive fee payments and expense reimbursements from the Partnership are as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Fund is required to pay certain fees to and reimburse expenses of the General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $4,664,369 have been charged directly to Limited Partners' equity. In connection therewith, $2,828,918 of selling expenses and $1,835,451 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the General Partner. The Fund may be required to pay a non-accountable expense allowance for marketing expense equal to a maximum of 1% of Gross Proceeds. The Fund has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partner. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. Payments made and expenses reimbursed in the years ended March 31, 1997, 1996 and 1995, are as follows:

                                                                1997             1996              1995
                                                            ------------     -----------       --------

Organizational fees and expenses
     and selling expenses                                   $         -      $    (5,832)      $ 3,958,903




Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund is required to pay acquisition fees to and reimburse acquisition expenses of the General Partner or its affiliates for selecting, evaluating, structuring, negotiating, and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees total 6% of the gross offering proceeds. Acquisition expenses which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, are expected to total 1.5% of the gross offering proceeds. Acquisition fees totaling $2,189,820 for the closing of the Fund's Local Limited Partnership Investments were paid to an affiliate of the General Partner. Acquisition expenses totaling $335,196 were reimbursed to an affiliate of the General Partner. Payments made and expenses reimbursed in the years ended March 31, 1997, 1996 and 1995 are as follows:

                                                                1997             1996              1995
                                                            ------------     -----------       --------

Acquisition fees and expenses                               $       888      $   144,429        $2,068,027


Asset Management Fees

An affiliate of the General Partner receives a base amount of .544% (as adjusted by the CPI factor) of Gross Proceeds annually as an Asset Management Fee for administering the affairs of the Fund. Asset Management Fees incurred in the years ended March 31, 1997, 1996 and 1995, are as follows:

                                                                1997             1996              1995
                                                            ------------     -----------       --------

Asset Management Fees                                       $   193,635      $   188,630        $  221,684

Salaries and benefits expense reimbursement

An affiliate of the General Partner is reimbursed for the cost of certain salaries and benefits expenses which are incurred by an affiliate of the General Partner on behalf of the Fund. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements made in the years ended March 31, 1997, 1996 1995, are as follows:

                                                                1997             1996              1995
                                                            ------------     -----------       --------

Salaries and benefits expense reimbursement                 $   108,120      $   119,711        $  100,693


Property Management Fees

BFPM, an affiliate of the Managing General Partner, currently manages Beaverdam Creek, a property in which the Partnership has invested. The property management fee charged is equal to 4% of cash receipts. Included in operating expenses in the summarized income statements in Note 3 to the Financial Statements is $27,556 and $11,388 of fees earned by BFPM for the years ended March 31, 1997 and 1996, respectively. Property construction was completed in September, 1995, as a result, no fees were earned prior to the year ended March 31, 1996.

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partner of the Fund, Arch Street VIII Limited Partnership, receives 1% of cash distributions made to partners. As of March 31, 1997, the Fund has not paid any cash distributions to partners.


                                            PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2) Documents filed as a part of this Report

In response to this portion of Item 14, the financial statements, financial statement schedules and the auditors' report relating thereto, are submitted as a separate section of this Report. See Index on page F-1 hereof.

The reports of auditors of the Local Limited Partnerships relating to the audits of the financial statements of such Local Limited Partnerships appear in Exhibit
(28)(1) of this Report.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable, and therefore have been omitted.

(a)(3) See Exhibit Index contained herein.

(a)(3)(b)  Reports on Form 8-K:
    No reports on Form 8-K were filed during the quarter ended March 31, 1997.

(a)(3)(c)   Exhibits


Number and Description in Accordance
   with Item 601 of Regulation S-K
   -------------------------------

   27.  Financial Data Schedule

   28.  Additional Exhibits

        (a)   28.1  Reports of Other Independent Auditors

        (b)   Audited financial statements of Local
              Limited Partnerships

                  None.

(a)(3)(d) None.

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



     By:   /s/William E. Haynsworth                                Date:
           William E. Haynsworth,
           Managing Director and
           Chief Operating Officer




     By:   /s/Fred N. Pratt, Jr.                                   Date:
           Fred N. Pratt, Jr.,
           A Managing Director

Item 8.  Financial Statements and Supplementary Data


          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

          ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1997
                                      INDEX


                                                                      Page No.


     Report of Independent Accountants
        For the years ended March 31, 1997 and 1996                      F-2
        For the year ended March 31, 1995                                F-3

     Financial Statements

        Balance Sheets - March 31, 1997 and 1996                         F-4

        Statements of Operations - Years Ended
        March 31, 1997, 1996 and 1995                                    F-5

        Statements of Changes in Partners' Equity (Deficiency)
         - Years Ended March 31, 1997, 1996 and 1995                     F-6

        Statements of Cash Flows - Years Ended
        March 31, 1997, 1996 and 1995                                    F-7

        Notes to Financial Statements                                    F-8

     Financial Statement Schedule

       Schedule III - Real Estate and Accumulated
       Depreciation                                                      F-15


      Other schedules have been omitted as they are either not required or the information required to be presented therein is available elsewhere in the financial statements and the accompanying notes and schedules.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Boston Financial Tax Credit Fund VIII, A Limited Partnership:

We have audited the accompanying balance sheets of Boston Financial Tax Credit Fund VIII, A Limited Partnership ("the Fund") as of March 31, 1997 and 1996 and the related statements of operations, changes in partners' equity (deficiency) and cash flows and the financial statement schedule listed in Item 14(a) of this Report on Form 10-K, for the years ended March 31, 1997 and 1996. These financial statements and the financial statement schedule are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. As of March 31, 1997 and 1996, 89% and 80% of total assets, and for the years ended March 31, 1997 and 1996, 100% of the equity in losses of Local Limited Partnerships, reflected in the financial statements of the Fund, relate to Local Limited Partnerships for which we did not audit the financial statements. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships, is based solely on the reports of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VIII, A Limited Partnership, as of March 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly,in all material respects, the information required to be included therein.





/s/ Coopers & Lybrand L.L.P.
Coopers & Lybrand L.L.P.
Boston, Massachusetts
June      , 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners
Boston Financial Tax Credit Fund VIII, A Limited Partnership:

We have audited the accompanying statements of operations, partners' equity and cash flows of Boston Financial Tax Credit Fund VIII, A Limited Partnership ("the Fund") for the year ended March 31, 1995. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the Local Limited Partnerships for the year ended March 31, 1995, the investments in which are recorded using the equity method of accounting (see Note 3).The equity in losses of these partnerships represents 100% of the equity in loss of the Local Limited Partnerships for the year ended March 31, 1995. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships, is based solely on the reports of other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Boston Financial Tax Credit Fund VIII, A Limited Partnership, for the year ended March 31, 1995, in conformity with generally accepted accounting principles.





/s/ Arthur Andersen LLP
Arthur Andersen LLP
Boston, Massachusetts
June 16, 1995

         BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP





                                 BALANCE SHEETS

                             March 31, 1997 and 1996


                                                                                 1997           1996
                                                                            ------------     -------

Assets

Cash and cash equivalents                                                 $    273,412      $     71,715
Investments in Local Limited Partnerships (Note 3)                          26,813,245        26,064,146
Restricted cash (Note 2)                                                       503,031         1,369,364
Marketable securities, at fair value (Notes 1 and 4)                         1,442,676         3,709,881
Organization costs, net of accumulated amortization
   of $30,833 in 1996 and $20,833 in 1995                                       19,167            29,167
Other assets                                                                    26,727            33,038
                                                                          ------------      ------------
         Total Assets                                                     $ 29,078,258      $ 31,277,311
                                                                          ============      ===========

Liabilities and Partners' Equity

Liabilities
     Accounts payable to affiliate (Notes 2 and 5)                        $    128,791      $     81,501
     Accrued expenses                                                           38,729            20,858
                                                                          ------------      ------------
         Total Liabilities                                                     167,520           102,359
                                                                          ------------      ------------

Commitments (Note 6)

General, Initial and Investor Limited Partners' Equity                      28,927,578        31,175,486
Net unrealized losses on marketable securities                                 (16,840)             (534)
                                                                          ------------      ------------
         Total Partners' Equity                                             28,910,738        31,174,952
                                                                          ------------      ------------
         Total Liabilities and Partners' Equity                           $ 29,078,258      $ 31,277,311
                                                                          ============      ============

The accompanying notes are an integral part of these financial statements.

         BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                For the Years Ended March 31, 1997, 1996 and 1995


                                                                 1997             1996             1995
                                                              -----------     -----------       -------

Revenue:
     Investment                                               $     81,930      $ 419,359       $  717,241
     Other                                                          18,606         92,354           46,261
                                                              ------------      ---------       ----------
       Total Revenue                                               100,536        511,713          763,502
                                                              ------------      ---------       ----------

Expenses:
   Asset management fees, related party (Note 5)                   193,635        188,630          221,684
   General and administrative (includes
     reimbursements to an affiliate in the
     amounts of $108,120, $119,711 and $100,693
     in 1997, 1996 and 1995, respectively) (Note 5)                195,069        192,506          207,900
   Amortization                                                     37,184         31,530           12,288
                                                              ------------      ---------       ----------
       Total Expenses                                              425,888        412,666          441,872
                                                              ------------      ---------       ----------

Income (Loss) before equity in losses of
   Local Limited Partnerships                                     (325,352)        99,047          321,630

Equity in losses of Local Limited
   Partnerships (Note 3)                                        (1,922,556)      (881,551)        (161,157)
                                                              ------------      ---------       ----------

Net Income (Loss)                                             $ (2,247,908)     $(782,504)      $  160,473
                                                              ============      =========       ==========


Net Income (Loss) allocated:
   To General Partners                                        $    (22,479)     $  (7,825)      $    1,605
   To Limited Partners                                          (2,225,429)      (774,679)         158,868
                                                              ------------      ---------       ----------
                                                              $ (2,247,908)     $(782,504)      $  160,473
                                                              ============      =========       ==========

Net Income (Loss) per Limited Partnership Unit (36,497
Units for the years ended
    March 31, 1997 and 1996, and a weighted average of
    28,774 Units for the year ended March 31, 1995)           $    (60.98)      $  (21.23)      $     5.52
                                                              ===========       =========       ==========

The accompanying notes are an integral part of these financial statements.

         BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                For the Years Ended March 31, 1997, 1996 and 1995


                                                                                     Net
                                                    Initial       Investor       Unrealized
                                     General        Limited        Limited          Gains
                                    Partners       Partners       Partners        (Losses)            Total


Balance at March 31, 1994           $  1,628        $   100    $  5,324,860      $      -    $   5,326,588


Capital contributions                      -              -      30,374,000             -       30,374,000

Less:
   Selling commissions and
     underwriting advisory fees            -              -      (2,354,385)            -       (2,354,385)
   Other issuance expenses                 -              -      (1,554,518)            -       (1,554,518)
                                    --------        -------    ------------      --------    -------------
Net capital received                       -              -      26,465,097             -       26,465,097
                                    --------        -------    ------------      --------    -------------

Unrealized gains on
   marketable securities
   held for sale                           -              -               -        16,232           16,232

Net Income                             1,605              -         158,868             -          160,473
                                    --------        -------    ------------      --------    -------------

Balance at March 31, 1995              3,233            100      31,948,825        16,232       31,968,390

Refund of other issuance
   expenses                                -              -           5,832             -            5,832

Net change in net unrealized gains
   on marketable securities
   available for sale                      -              -               -       (16,766)         (16,766)

Net Loss                              (7,825)             -        (774,679)            -         (782,504)
                                    --------        -------    ------------      --------    -------------

Balance at March 31, 1996             (4,592)           100      31,179,978          (534)      31,174,952

Net change in net unrealized losses
   on marketable securities
   available for sale                      -              -               -       (16,306)         (16,306)

Net Loss                             (22,479)             -      (2,225,429)            -       (2,247,908)
                                    --------        -------    ------------      --------    -------------

Balance at March 31, 1997           $(27,071)       $   100    $ 28,954,549      $(16,840)   $  28,910,738
                                    ========        =======    ============      ========    =============


The accompanying notes are an integral part of these financial statements.

         BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                For the Years Ended March 31, 1997, 1996 and 1995



                                                              1997               1996             1995
                                                          -------------     -------------     --------

Cash flows from operating activities:
   Net Income (Loss)                                      $  (2,247,908)    $    (782,504)    $    160,473
   Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
   Equity in losses of Local Limited Partnerships             1,922,556           881,551          161,157
   Amortization                                                  37,184            31,530           12,288
   (Gain) loss on sale of securities                              1,618           (41,560)        (356,338)
   Interest income on interim loan                                    -           (86,627)         (46,087)
   Increase (decrease) in cash arising from
     changes in operating assets and liabilities:
   Other assets                                                   6,311            (3,716)         (29,322)
   Accounts payable to affiliate                                 47,290          (130,629)         189,199
   Accrued expenses                                              17,871           (39,457)          57,141
                                                          -------------     -------------     ------------
Net cash provided by (used for) operating activities           (215,078)         (171,412)         148,511
                                                          -------------     -------------     ------------

Cash flows from investing activities:
   Investment in Local Limited Partnerships                  (2,716,626)       (6,923,298)     (17,526,201)
   Proceeds from the sale of Local
     Limited Partner interest                                         -           260,840                -
   Restricted cash                                              866,333        (1,369,364)               -
   Purchases of marketable securities                        (4,152,845)       (6,716,573)    (192,185,939)
   Proceeds from sales and maturities of
     marketable securities                                    6,402,126         4,607,078      190,982,917
   Payment of acquisition expenses                                 (888)         (119,721)        (926,450)
   Cash distributions received from Local
     Limited Partnerships                                        18,675             3,323           10,000
                                                          -------------     -------------     ------------
Net cash provided by (used for) investing activities            416,775       (10,257,715)     (19,645,673)
                                                          -------------     -------------     ------------

Cash flows from financing activities:
   Capital contributions received, net of commissions                 -                 -       28,019,615
   Refund (payment) of other issuance expenses                        -             5,832       (1,841,283)
   Payment of organizational costs                                    -                 -          (50,000)
                                                          -------------     -------------     ------------
Net cash provided by financing activities                             -             5,832       26,128,332
                                                          -------------     -------------     ------------

Net increase (decrease) in cash and cash equivalents            201,697       (10,423,295)       6,631,170

Cash and cash equivalents, beginning of period                   71,715        10,495,010        3,863,840
                                                          -------------     -------------     ------------

Cash and cash equivalents, end of period                  $     273,412     $      71,715      $10,495,010
                                                          =============     =============      ===========



Non-cash investing activity:

In 1995,  the  Partnership   was  issued a  note   receivable   in the amount of
$260,840, in conjunction with the sale of a partial interest in a Local Limited Partnership. This note was repaid during the year ended March 31, 1996.

In 1996, the Partnership converted $2,563,040 of interim notes receivable from Beaverdam Creek to capital contributions.

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS

1.   Organization

Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits which may be applied against the federal income tax liability of an investor.

Arch Street VIII Limited Partnership ("Arch Street L.P."), a Massachusetts limited partnership consisting of Arch Street VIII, Inc., a Massachusetts corporation ("Arch Street, Inc.") as the sole general partner and the Boston Financial Group Limited Partnership, a Massachusetts limited partnership as sole limited partner, is the sole General Partner of the Fund. Arch Street L.P. and Arch Street, Inc. are affiliates of The Boston Financial Group Limited Partnership, a Massachusetts limited partnership ("Boston Financial"). An affiliate of Arch Street, L.P. ("SLP Affiliate") is a special limited partner in each Local Limited Partnership in which the Fund invests, with the right to become a general partner under certain circumstances. The fiscal year of the Fund ends on March 31.

The Partnership Agreement authorizes the sale of up to 200,000 Units of limited partnership interests ("Units") at $1,000 per Unit in series. The first series offered 50,000 Units. Boston Financial Securities, Inc., an affiliate of the General Partner, has received selling commissions and underwriting advisory fees in the amount of 6.5% and 1.25%, respectively, of Gross Proceeds for Units sold by the entity as a soliciting dealer. On July 29, 1994, the Fund held its final investor closing. In total, the Fund received $36,497,000 of capital contributions from investors admitted as Limited Partners for 36,497 Units.

The Partnership Agreement provides that all cash available for distribution will be distributed 99% to the Limited Partners and 1% to the General Partner. Sale or refinancing proceeds generally will be distributed first, to the Limited Partners in an amount equal to their adjusted capital contributions; second, to the General Partner in an amount equal to its capital contributions; third, to the General Partner (after payment of the 6% return as set forth in Section
4.2.3 of the Partnership Agreement, and of any accrued but unpaid Subordinated Disposition Fee, a fee equal to 1% of the sales price of a property owned by a Local Limited Partnership) in such amount as is necessary to cause the General Partner to have received 5% of all distributions to the Partners; and lastly, 95% to the Limited Partners and 5% to the General Partner.

Profits and losses for tax purposes arising from general operations and tax credits generally will be allocated 99% to the Limited Partners and 1% to the General Partner. However, as set forth in the Partnership Agreement, profits and losses for tax purposes arising from a sale or refinancing generally will be allocated among the Partners in such manner as is necessary to cause their respective capital accounts to reflect the amount that would be distributable to them in accordance with the priorities set forth in the preceding paragraph, if all of the Fund's assets were sold for their federal adjusted basis and the Fund were then liquidated.

Under the terms of the Partnership Agreement, the Fund initially designated 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 1997, the General Partner has designated approximately $1,549,000 of marketable securities as such Reserve.

2.   Significant Accounting Policies

Basis of Presentation

The Fund accounts for its investments in Local Limited Partnerships using the equity method of accounting, because the Fund does not have a majority control of the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of income or loss of the Local Limited Partnerships, additional investments and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. The fund has no obligation to

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

2.   Significant Accounting Policies (continued)

fund liabilities of the Local Limited Partnerships beyond its investment, therefore, a Local Limited Partnerships investment will not be carried below zero. To the extent that equity losses are incurred when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Fund. These fees and expenses are included in Investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years.

The Fund recognizes a decline in the carrying value of its investment in Local Limited Partnerships when there is evidence of a non-temporary decline in the recoverable amount of the investment. There is a possibility that the estimates relating to reserves for non-temporary declines in carrying value of investments in Local Limited Partnerships may be subject to material near term adjustments.

The Partnership, as a limited partner in the Local Limited Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of tax credits. If the cost of operating a property exceeds the rental income earned thereon, the Partnership may deem it in its best interest to voluntarily provide funds in order to protect its investment.

The General Partners have decided to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 1996, 1995 and 1994.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

Cash and cash equivalents consist of short-term money market instruments with maturities of 90 days or less at acquisition and approximate fair value.

Restricted Cash

The Fund has restricted cash in an escrow account to be used for future capital contributions related to its investment in one Local Limited Partnership, which are scheduled to be released on July 31, 1997. Interest earned on this deposit is payable to the local general partner. At March 31, 1997, $49,898 of interest is included in accounts payable to an affiliate.

Marketable Securities

The Partnership's investments in securities are classified as "Available for Sale" securities and reported at fair value as reported by the brokerage firm at which the securities are held. Realized gains and losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate components of partners' equity.

Deferred Fees

Costs incurred in connection with the organization of the Fund, amounting to $50,000, have been deferred and are being amortized on a straight-line basis over 60 months.

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

2.   Significant Accounting Policies (continued)

Income Taxes

No provision for income taxes has been made as the liability for such taxes is an obligation of the partners of the Fund.

Reclassifications

Certain amounts in prior year financial statements have been reclassified herein to conform to current year presentation.

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board has issued Statement of Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995. This standard requires that long-lived assets be reviewed for recoverability. Impairment losses are recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Fund adopted the new standard for its year ending March 31, 1997, however, it had no significant effect on its financial position or results of operations.

3.   Investments in Local Limited Partnerships

The Fund has acquired an interest in ten Local Limited Partnerships which own and operate multi-family housing complexes. The Fund, as Investor Limited Partner, pursuant to the Local Limited Partnership Agreements, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of the Local Limited Partnerships, with the exception of Springwood, Hemlock Ridge, Pike Place and West End Place which are 79.20%, 77%, 90% and 90%, respectively. Another partnership sponsored by an affiliate of the General Partner owns the remaining 19.80% Limited Partnership interest in Springwood. Upon dissolution, proceeds will be distributed according to the partnership agreements.

The following is a summary of Investments in Local Limited Partnerships at March 31, 1997, 1996 and 1995:

                                                         1997                 1996              1995
                                                    -------------        -------------      --------

Capital Contributions paid to Local
   Limited Partnerships                              $ 28,813,499         $ 26,096,873      $ 19,086,948

Cumulative equity in losses of Local
   Limited Partnerships                                (2,965,264)          (1,042,708)         (161,157)

Cumulative cash distributions received
   from Local Limited Partnerships                        (31,998)             (13,323)          (10,000)
                                                    -------------         ------------       ------------

Investments in Local Limited Partnerships
   before adjustments                                  25,816,237           25,040,842        18,915,791

Excess of investment cost over the underlying net assets acquired:

     Acquisition fees and expenses                      1,048,010            1,047,122           927,401

     Accumulated amortization of acquisition
         fees and expenses                                (51,002)             (23,818)           (2,288)
                                                    -------------         ------------      ------------
Investments in Local Limited Partnerships            $ 26,813,245         $ 26,064,146      $ 19,840,904
                                                     ============         ============      ============

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

3.   Investments in Local Limited Partnerships (continued)

On November 16, 1994, the Fund entered into a promissory note agreement with one Local Limited Partnership. $2,563,040 was advanced under the agreement. The promissory note was uncollateralized and bore interest at the rate of 7% per annum. All outstanding principal and accrued interest in connection with this note was classified as a capital contribution by the Local Limited Partnership on final closing of the mortgage during fiscal year 1996.

Summarized financial information as of December 31, 1996, 1995 and 1994, (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of the ten Local Limited Partnerships in which the Fund was invested in as of the that date is as follows:

Summarized Balance Sheets - as of December 31,

                                                                1996               1995               1994
                                                            ------------      ------------      ----------

Assets:
   Investment property, net                                 $ 69,714,031       $72,182,803        $41,102,015
   Current assets                                                975,295         1,426,201          3,084,486
   Other assets                                                2,397,633         1,482,127          6,483,304
                                                            ------------      ------------      -------------
     Total Assets                                           $ 73,086,959       $75,091,131        $50,669,805
                                                            ============       ===========        ===========

Liabilities and Partners' Equity:
   Long-term debt                                           $ 38,197,782       $32,215,729        $22,777,318
   Current liabilities                                         1,768,369         5,254,907          7,278,750
   Other liabilities                                           5,853,703        11,498,129          8,847,535
                                                            ------------      ------------      -------------
     Total Liabilities                                        45,819,854        48,968,765         38,903,603

   Fund's Equity                                              25,784,519        24,398,930         10,854,292
   Other Partners' Equity                                      1,482,586         1,723,436            911,910
                                                            ------------      ------------      -------------
     Total Liabilities and Partners' Equity                 $ 73,086,959       $75,091,131        $50,669,805
                                                            ============       ===========        ===========

Summarized Income Statements - for
the year ended December 31,

Rental and other income                                     $  7,594,918      $  4,565,920      $     539,156
                                                            ------------      ------------      -------------

Expenses:
   Operating                                                   3,691,624         1,990,693            406,694
   Depreciation and amortization                               2,841,824         1,817,463            176,565
   Interest                                                    3,169,226         1,777,036            130,623
                                                            ------------      ------------      -------------
     Total Expenses                                            9,702,674         5,585,192            713,882
                                                            ------------      ------------      -------------

Net Loss                                                    $ (2,107,756)     $ (1,019,272)     $    (174,726)
                                                            ============      ============      ==============

Fund's share of net loss                                    $ (1,922,556)     $   (881,551)     $    (161,157)
                                                            ============      ============      ==============
Other Partners' share of net loss                           $   (185,200)     $   (137,721)     $     (13,569)
                                                            ============      ============      ==============

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

3.   Investments in Local Limited Partnerships (continued)

The Fund's equity as reflected by the Local Limited Partnerships of $25,784,519 differs from the Fund's Investments in Local Limited Partnerships of $25,816,237 principally because of differences in miscellaneous items.


4.   Marketable Securities

A summary of marketable securities is as follows:

                                                              Gross                 Gross
                                                           Unrealized            Unrealized            Fair
                                           Cost               Gains                Losses               Value

Debt securities issued by the
   US Treasury                          $ 1,237,287        $        78           $   (12,799)      $ 1,224,566

Mortgage backed securities                  222,229                  -                (4,119)          218,110
                                        -----------        -----------           -----------       -----------

Marketable securities
   at March 31, 1997                    $ 1,459,516        $        78           $   (16,918)      $ 1,442,676
                                        ===========        ===========           ===========       ===========


Debt securities issued by the
   US Treasury                          $ 1,465,038        $       195           $    (2,839)      $ 1,462,394

Other debt securities                     2,245,377              2,500                  (390)        2,247,487
                                        -----------        -----------           -----------       -----------

Marketable securities
   at March 31, 1996                    $ 3,710,415        $     2,695           $    (3,229)      $ 3,709,881
                                        ===========        ===========           ===========       ===========

The contractual maturities at March 31, 1997 are as follows:

                                                                                       Fair
                                                                       Cost            Value

Due in one year or less                                            $ 1,137,537      $ 1,125,754
Due in one to five years                                                99,750           98,812
Mortgage backed securities                                             222,229          218,110
                                                                   -----------      -----------
                                                                   $ 1,459,516      $ 1,442,676
                                                                   ===========      ===========

Proceeds from sales and maturities were approximately $6,402,000, $4,607,000 and $190,983,000 in 1997, 1996 and 1995, respectively. Included in investment income are gross gains of $257 and gross losses of $1,875 which were realized on the sales in the year ended March 31, 1997, and gross gains of $41,560 and $356,338 which were realized on the sales in the years ended March 31, 1996 and 1995, respectively.

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

5.   Transactions with Affiliates

In accordance with the Partnership Agreement, the Fund is required to pay certain fees to and reimburse expenses of the General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $4,664,369 have been charged directly to Limited Partners' equity. In connection therewith, $2,828,918 of selling expenses and $1,835,451 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the General Partner. The Fund may be required to pay a non-accountable expense allowance for marketing expense equal to a maximum of 1% of Gross Proceeds. The Fund has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partner. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees may not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, may not exceed 15.0% of the Gross Proceeds.

In accordance with the Partnership Agreement, the Fund is required to pay acquisition fees to and reimburse acquisition expenses of the General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees total 6.0% of Gross Proceeds. Acquisition expenses which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, are expected to total 1.5% of Gross Proceeds. Acquisition fees totaling $2,189,820 have been paid to an affiliate of the General Partner for the closing of the Fund's Local Limited Partnership Investments. Approximately $1,477,000 of these fees are classified as capital contributions to Local Limited Partnerships in Note 3 to the Financial Statements. Acquisition expenses totaling $335,196 at March 31, 1997 have been reimbursed to an affiliate of the General Partner.

An affiliate of the General Partner receives the base amount of .526% (as adjusted by the CPI factor) of Gross Proceeds annually as an Asset Management Fee for administering the affairs of the Fund. Asset Management Fees of $193,635, $188,630 and $221,684 for the years ended March 31, 1997, 1996 and
1995, respectively, have been included in expenses. Included in accounts payable to affiliates at March 31, 1997 and 1996 is $55,934 and $48,071 of Asset Management Fees due to an affiliate of the General Partner.

An affiliate of the General Partner is reimbursed for the actual cost of the Fund's operating expenses. Included in general and administrative expenses for the years ended March 31, 1997, 1996 and 1995, is $108,120, $119,711 and
$100,693, respectively, that the Fund has paid as reimbursement for salaries and benefits. As of March 31, 1997 and 1996, $22,960 and $13,704, respectively, is payable to an affiliate of the General Partner for salaries and benefits.

BFPM, an affiliate of the Managing General Partner, currently manages Beaverdam Creek, a property in which the Partnership has invested. The property management fee charged is equal to 4% of cash receipts. Included in operating expenses in the summarized income statements in Note 3 to the Financial Statements is $27,556 and $11,388 of fees earned by BFPM for the years ended March 31, 1997 and 1996, respectively. Property construction was completed in September, 1995, as a result, no fees were earned prior to the year ended March 31, 1996.

6.   Commitments

At March 31, 1997, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreement and total approximately $457,000.

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

7.   Federal Income Taxes

A reconciliation of the loss reported in the Statements of Operations for the fiscal years ended March 31, 1997, 1996 and 1995 to the loss reported for federal income tax purposes for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                                     1997                 1996             1995
                                                               ---------------      --------------     --------

Net Income (Loss) per Statement of Operations                   $  (2,247,908)       $   (782,504)      $   160,473

   Adjustment for equity in losses of Local Limited
     Partnerships for financial reporting purposes
     over (under) equity in losses for tax purposes                  (557,984)           (240,809)           17,776

   Adjustment to reflect March 31, fiscal year-end
     to December 31, tax year-end                                      (7,036)            144,148          (109,312)

Related party expenses not paid at December 31,
   not deductible for tax purposes                                     95,955              46,853            45,917

Related party expense paid in current year but expensed
   for financial reporting purposes in prior year                     (46,853)            (45,917)                -

Adjustment for amortization for financial reporting
   purposes over (under) amortization for tax purposes                (10,925)              4,398             1,535
                                                                -------------        ------------       -----------

Net Income (Loss) for federal income tax purposes               $  (2,774,751)       $   (873,831)      $   116,389
                                                                ==============       ============       ===========


The carrying value of the Fund's Investment in Local Limited Partnerships is approximately $904,000 greater for financial reporting purposes than for tax return purposes because (i) differences in the equity in losses of the Local Limited Partnerships for tax and financial reporting purposes primarily due to accelerated depreciation used for tax purposes and (ii) the differences in the amortization of acquisition fees for financial reporting and tax purposes.

Boston Financial Tax Credit Fund VIII, A Limited Partnership
Schedule III - Real Estate and Accumulated Depreciation of Property owned by Local Limited Partnerships
Which Registrant has Invested at March 31, 1997

                                                        COST OF INTEREST AT ACQU'N DATE
                                                        ------------------------------------
                                                                                              NET IMPROVEMENTS
                                NUMBER       TOTAL                          BUILDINGS /         CAPITALIZED
                                  OF        ENCUM-                          IMPROVEMENTS       SUBSEQUENT TO
DESCRIPTION                     UNITS      BRANCES *          LAND          & EQUIPMENT         ACQUISITION

Low and Moderate
   Income Apartment Complexes

Green Wood Apartments               164      $5,268,002         $412,500         $7,774,612             $662,116
  Gallatin, TN
Webster Court Apartments             92       2,890,712          296,423          5,003,633               10,461
  Kent, WA
Springwood Apartments (2)           113       3,966,075          296,280          2,937,028            4,248,155
  Tallahassee, FL
Meadowwood of Pella                  30       1,151,128          101,910          1,135,077              789,977
  Pella, IA
Hemlock Ridge                       100       2,224,315           42,368          6,327,906            1,745,603
  Livingston Manor, NY
Pike Place Apartments               144       3,362,591          312,000          5,336,336                    0
  Fort Smith, AR
West End Place                      120       2,967,168          250,000          4,681,280                    0
  Springdale, AR
Oak Knoll Renaissance               256       5,479,042                1          1,346,557            9,157,842
  Gary, IN
Beaverdam Creek                     120       3,393,438          360,000            499,907            6,669,126
  Mechanicsville, VA
Live Oak Plantation                 218       7,887,047        1,767,000          1,998,509           10,199,211
  West Palm Beach, FL
                               ==================================================================================
                                   1357     $38,589,518       $3,838,482        $37,040,845          $33,482,491
                               ==================================================================================

(1)Total aggregate for Federal Income Tax purposes is approximately $74,362,000.

(2)Boston Financial Tax Credit Fund VIII has an 80% ownership interest in Springwood Apartments, A Limited Partnership.


                             * Mortgage   notes  payable   generally   represent
                               non-recourse financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 5.65% to 10.62%. The Partnership has not guaranteed any of these mortgage notes payable.

Boston Financial Tax Credit Fund VIII, A Limited Partnership
Schedule III - Real Estate and Accumulated Depreciation of Property owned by Local Limited Partnerships
Which Registrant has Invested at March 31, 1997
(continued)

                             GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1996                    LIFE ON
                         -----------------------------------------------------------
                                                                                                    WHICH
                                        BUILDINGS                                               DEPRECIATION
                                           AND                        ACCUMULATED     DATE       IS COMPUTED         DATE
DESCRIPTION                 LAND      IMPROVEMENTS       TOTAL       DEPRECIATION     BUILT        (YEARS)         ACQUIRED
-----------                 ----      ------------       -----       ------------     -----        -------         --------

Low and Moderate
   Income Apartment
Complexes

Green Wood Apartments       $412,500      $8,436,728     $8,849,228        $646,185   2/95      10 & 30 years      3/02/94
  Gallatin, TN
Webster Court Apartments     296,423       5,014,094     $5,310,517         298,504   8/94      40 & 12 years      5/13/94
  Kent, WA
Springwood Apartments (2)    296,280       7,185,183     $7,481,463         747,191   9/95      10 & 30 years      12/15/94
  Tallahassee, FL
Meadowwood of Pella           88,909       1,938,055     $2,026,964          89,977   8/95      Useful Lives       6/03/94
  Pella, IA
Hemlock Ridge                 42,368       8,073,509     $8,115,877         655,708   5/95      Useful Lives       4/29/94
  Livingston Manor, NY
Pike Place Apartments        312,000       5,336,336     $5,648,336         431,656   12/94    7 & 27.5 years      1/31/94
  Fort Smith, AR
West End Place               250,000       4,681,280     $4,931,280         363,737   12/94    7 & 27.5 years      1/12/94
  Springdale, AR
Oak Knoll Renaissance        222,591      10,281,809    $10,504,400         573,532   11/95     Useful Lives       11/01/94
  Gary, IN
Beaverdam Creek            1,250,365       6,278,668     $7,529,033         343,626   9/95      Useful Lives       11/16/94
  Mechanicsville, VA
Live Oak Plantation        1,792,680      12,172,040    $13,964,720         497,671   11/95     Useful Lives       6/28/94
  West Palm Beach, FL
                       =============================================================
                          $4,964,116     $69,397,702    $74,361,818      $4,647,787
                       =============================================================

Boston Financial Tax Credit Fund VIII, A Limited Partnership
Schedule III - Real Estate and Accumulated Depreciation of Property owned by Local Limited Partnerships
Which Registrant has Invested at March 31, 1997
(continued)


A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1996, 1995 and 1994.

Real Estate Investments                   1996                   1995                       1994
-------------------------------      ----------------     --------------------     --------------------

Balance at beginning of period           $74,142,268              $40,879,327              $         -

Additions during period                      219,550               33,262,941               40,879,327
Less retirements during period                     0                        0                        0
                                     ----------------     --------------------     --------------------

Balance at close of period               $74,361,818              $74,142,268              $40,879,327
                                     ================     ====================     ====================


Accumulated Depreciation                  1996                   1995                       1994
-------------------------------      ----------------     --------------------     --------------------

Balance at beginning of period            $1,959,465               $  174,709                 $      -

Depreciation                               2,688,322                1,784,756                  174,709
Less retirements                                   0                        0                        0
                                     ----------------     --------------------     --------------------
Balance at close of period                $4,647,787               $1,959,465                 $174,709

                                     ================     ====================     =======================


       BOSTON FINANCIAL TAX CREDIT FUND VIII
              (A Limited Partnership)

             Annual Report on form 10-K
           For The Year Ended March 31, 1997
            Reports of Independent Auditors

[Letterhead]

[LOGO]
Keiter, Stevens, Hurst, Gary & Shreaves
A Professional Corporation



           REPORT OF INDEPENDENT AUDITORS

To the Partners of
Beaverdam Creek Associates, L.P.


We have audited the accompanying statement of assets, liabilities and partners' capital of Beaverdam Creek Associates, L.P., a Virginia Limited Partnership (the "Partnership") as of December 31, 1996 and the related statements of changes in partners' capital accounts, profit and loss, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit
also includes assessing  accounting   principles  used  and  significant
estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of Beaverdam Creek Associates, L.P. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data required by the Virginia Housing Authority included herein is presented for the purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Keiter, Stevens, Hurst, Gary & Shreaves
Keiter, Stevens, Hurst, Gary & Shreaves

January 29, 1997

[Letterhead]

[LOGO]
Keiter, Stevens, Hurst, Gary & Shreaves
A Professional Corporation



           REPORT OF INDEPENDENT AUDITORS

To the Partners of
Beaverdam Creek Associates, L.P.


We have audited the accompanying statement of assets, liabilities and partners' capital of Beaverdam Creek Associates, L.P., a Virginia Limited Partnership (the "Partnership") as of December 31, 1995 and the related statements of changes in partners' capital accounts, profit and loss, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit
also includes assessing  accounting   principles  used  and  significant
estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of Beaverdam Creek Associates, L.P. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data required by the Virginia Housing Authority included herein is presented for the purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Keiter, Stevens, Hurst, Gary & Shreaves
Keiter, Stevens, Hurst, Gary & Shreaves

February 14, 1996

[Letterhead]

[LOGO]
Keiter, Stevens, Hurst, Gary & Shreaves
A Professional Corporation



           REPORT OF INDEPENDENT AUDITORS

To the Partners of
Beaverdam Creek Associates, L.P.


We have audited the accompanying statement of assets, liabilities and partners' capital of Beaverdam Creek Associates, L.P., a Virginia Limited Partnership (the "Partnership") as of December 31, 1994, and the related statements of changes in partners' capital accounts, profit and loss, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit
also includes assessing  accounting   principles  used  and  significant
estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the , the assets, liabilities and partners' capital of Beaverdam Creek Associates, L.P. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data required by the Virginia Housing Authority included herein is presented for the purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Keiter, Stevens, Hurst, Gary & Shreaves
Keiter, Stevens, Hurst, Gary & Shreaves

January 31, 1995

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP


Independent Auditors' Report

The Partners
Green Wood Apartments,
A Limited Partnership:


We have audited the balance sheets of Green Wood Apartments, A Limited Partnership as of December 31, 1996 and 1995, and the related statements of loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Green Wood Apartments, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

February 7, 1997

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP


Independent Auditors' Report

The Partners
Green Wood Apartments,
A Limited Partnership:


We have audited the balance sheets of Green Wood Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the related statements of loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Green Wood Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

February 9, 1996

[Letterhead]

[LOGO]
HASSON LAIBLE & CO., P.S.


INDEPENDENT AUDITOR'S REPORT

To the General Partners of
Webster Court Apartments Limited Partnership:


We have audited the accompanying balance sheet of Webster Court Apartments, Limited Partnership, a Washington Limited Partnership, as of December 31, 1996, and the related statements of income and partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webster Court Apartments, Limited Partnership as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Hasson Laible & Co.

Seattle, Washington
March 31, 1997
[LOGO]
HASSON LAIBLE & CO., P.S.


INDEPENDENT AUDITOR'S REPORT

To the General Partners of
Webster Court Apartments Limited Partnership:


We have audited the accompanying balance sheet of Webster Court Apartments, Limited Partnership, a Washington Limited Partnership, as of December 31, 1995, and the related statements of income and partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webster Court Apartments, Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Hasson Laible & Co.

Seattle, Washington
February 28, 1996

[Letterhead]

[LOGO]
EDDIE I. HASSON & CO., P.S.


INDEPENDENT AUDITOR'S REPORT

To the General Partners of
Webster Court Apartments Limited Partnership:


We have audited the accompanying balance sheet of Webster Court Apartments, Limited Partnership, a Washington Limited Partnership, as of December 31, 1994 and the related statements of income and partners' equity, and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webster Court Apartments, Limited Partnership as of December 31, 1994, and the results of its operations and its cash flow for the year then ended, in conformity with generally accepted accounting principles.

/s/ Eddie Hasson & Co

Seattle, Washington
March 6, 1995

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP


Independent Auditors' Report

The Partners
Springwood Apartments, A Limited Partnership:


We have audited the accompanying balance sheets of Springwood Apartments, A Limited Partnership as of December 31, 1996 and 1995, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springwood Apartments, A Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

February 7, 1997

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP


Independent Auditors' Report

The Partners
Springwood Apartments, A Limited Partnership:


We have audited the accompanying balance sheets of Springwood Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the related statements of loss, partners' capital, and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springwood Apartments, A Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

February 16, 1996

Letterhead]

[LOGO]
Reznick Fedder & Silverman




INDEPENDENT AUDITORS' REPORT

To the Partners RMH Associates, L.P.


We have audited the accompanying balance sheets of RMH Associates, L.P. as of December 31, 1996 and 1995, and the related statements of income and expense and cash flows in the form prescribed by New York State Division of Housing and Community Renewal (DHCR) for the year ended December 31, 1996. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMH Associates, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information on pages 27 through 40 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the information marked "unaudited", on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated February 4, 1997 on our consideration of RMH Associates, L.P. internal control structure and on its compliance with specific requirements applicable to non major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman

Bethesda, Maryland                   Federal Employer
February 4, 1997                       Identification Number:
                                                    52-1088612

Audit Principal:  Lester A. Kanis

[Letterhead]

[LOGO]
Reznick Fedder & Silverman




INDEPENDENT AUDITORS' REPORT

To the Partners RMH Associates, L.P.


We have audited the accompanying balance sheets of RMH Associates, L.P. as of December 31, 1995 and 1994, and the related statements of operations and cash flows in the form prescribed by New York State Division of Housing and Community Renewal (DHCR) for the year ended December 31, 1995. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMH Associates, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information on pages 28 through 43 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the information marked "unaudited", on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated January 31, 1996 on our consideration of RMH Associates, L.P. internal control structure and on its compliance with specific requirements applicable to non major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman

Bethesda, Maryland                   Federal Employer
January 31, 1996                       Identification Number:
                                                    52-1088612

Audit Principal:  Lester A. Kanis

[Letterhead]

[LOGO]
VMcHC & S Vroman, McGowen, Hurst, Clark & Smith P.C.


INDEPENDENT AUDITOR'S REPORT

To the Partners
Meadow Wood Associates of Pella, L.P.
Des Moines, Iowa


We have audited the accompanying balance sheets of Meadow Wood Associates of Pella, L.P. (a limited partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadow Wood Associates of Pella, L.P., as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' capital, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Vroman, McGowen, Hurst, Clark & Smith P.C.

Des Moines, Iowa
January 31, 1997

[Letterhead]

[LOGO]
VMcHC & S Vroman, McGowen, Hurst, Clark & Smith P.C.


INDEPENDENT AUDITOR'S REPORT

To the Partners
Meadow Wood Associates of Pella, L.P.
Des Moines, Iowa


We have audited the accompanying balance sheets of Meadow Wood Associates of Pella, L.P. (a limited partnership), as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadow Wood Associates of Pella, L.P., as of December 31, 1995 and 1994, and the results of its operations, changes in its partners' capital, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Vroman, McGowen, Hurst, Clark & Smith P.C.

Des Moines, Iowa
January 31, 1996

[Letterhead]

[LOGO]
Rick J. Tanneberger
Certified Public Accountant




Independent Auditor's Report

The Partners
Pike Place, A Limited Partnership


We have audited the accompanying balance sheets of Pike Place, A Limited Partnership, as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pike Place, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant

February 13, 1997

[Letterhead]


[LOGO]
Rick J. Tanneberger
Certified Public Accountant




Independent Auditor's Report

The Partners
Pike Place, A Limited Partnership


We have audited the accompanying balance sheets of Pike Place, A Limited Partnership, as of December 31, 1995 and 1994, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pike Place, A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant

February 19, 1996

[Letterhead]

[LOGO]
Rick J. Tanneberger
Certified Public Accountant




Independent Auditor's Report

The Partners
West End Place, A Limited Partnership


We have audited the accompanying balance sheets of West End Place, A Limited Partnership, as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West End Place, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant

February 12, 1997

[Letterhead]

[LOGO]
Rick J. Tanneberger
Certified Public Accountant




Independent Auditor's Report

The Partners
West End Place, A Limited Partnership


We have audited the accompanying balance sheets of West End Place, A Limited Partnership, as of December 31, 1995 and 1994, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West End Place, A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant

February 19, 1996

[Letterhead]

[LOGO]
Haran & Associates Ltd
Certified Public Accountants


INDEPENDENT AUDITOR'S REPORT

To the Partners
OAK KNOLL RENAISSANCE LIMITED PARTNERSHIP
Gary, Indiana

We have audited the accompanying balance sheet of OAK KNOLL RENAISSANCE LIMITED PARTNERSHIP (a Limited Partnership) as of December 31, 1996,and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of OAK KNOLL RENAISSANCE LIMITED PARTNERSHIP as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying supplementary information shown on Page 16 through 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Haran & Associates Ltd
Haran & Associates Ltd
Certified Public Accountant
Wilmette, Illinois
Illinois Certificate No. 060-002892
Empoyer Identification No. 36-3097692
January 18, 1997

[Letterhead]

[LOGO]
Haran & Associates Ltd
Certified Public Accountants


INDEPENDENT AUDITOR'S REPORT

To the Partners
OAK KNOLL RENAISSANCE LIMITED PARTNERSHIP
Gary, Indiana

We have audited the accompanying balance sheet of OAK KNOLL RENAISSANCE LIMITED PARTNERSHIP (a Limited Partnership) as of December 31, 1995,and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of OAK KNOLL RENAISSANCE LIMITED PARTNERSHIP as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying supplementary information shown on Page 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Haran & Associates Ltd
Haran & Associates Ltd
Certified Public Accountant
Wilmette, Illinois
Illinois Certificate No. 060-002892
Empoyer Identification No. 36-3097692
February 2, 1996

[Letterhead]

[LOGO]
Reznick Fedder & Silverman


INDEPENDENT AUDITORS' REPORT

To the Partners
Schickendanz Bros. - Palm Beach Ltd.


We have audited the accompanying balance sheet of Schickendanz Bros. - Palm Beach Ltd. as of December 31, 1996, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Schickendanz Bros. - Palm Beach Ltd. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Reznick Fedder & Silverman
Atlanta, Georgia
January 21, 1997

[Letterhead]

[LOGO]
Reznick Fedder & Silverman


INDEPENDENT AUDITORS' REPORT

To the Partners
Schickendanz Bros. - Palm Beach Ltd.


We have audited the accompanying balance sheet of Schickendanz Bros. - Palm Beach Ltd. as of December 31, 1995, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Schickendanz Bros. - Palm Beach Ltd. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Reznick Fedder & Silverman

Bethesda, Maryland
January 30, 1996

[Letterhead]

[LOGO]
SCHWEITZER & DOBOSZ


March 13, 1995

To the Partners
Schickendanz Bros
Palm Beach Limited
Riviera Beach, Florida


We have reviewed the accompanying statement of asssets, liabilities and partners' capital of Schickendanz Bros. - Palm Beach Limited as of December 31, 1994, and the related statements of revenue, expenses and partners' capital and cash flows from inception (June 28, 1994) to December 31, 1994 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Schickendanz Bros. Palm Beach Limited.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principals

/s/ Schweitzer & Dobosz
SCHWITZER & DOBOSZ
Certfified Public Accountants