Form 10-Q
period 1997-06-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 1997-08-13
CIK 911568

August 13, 1997




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

       Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-Q for Quarter Ended June 30, 1997
       File No. 0-26522



Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is a copy of subject report.


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

For the quarterly period ended    June 30, 1997
                              ---------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from              to
                              -------------    -------------

For Quarter Ended June 30, 1997        Commission file number       0-26522
                ------------------                              --------------

              Boston  Financial  Tax Credit Fund VIII, A Limited
              Partnership (Exact name of registrant as specified
                              in its charter)


        Massachusetts                         04-3205879
  (State or other jurisdiction of            (I.R.S.Employer Identification No.)
   incorporation or organization)


   101 Arch Street, Boston, Massachusetts     02110-1106
  (Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code  (617) 439-3911
                                                  ------------------

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


                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                          Page No.
                                                                        -------

Item 1.  Financial Statements

         Balance Sheets - June 30, 1997 (Unaudited)
            and March 31, 1997                                                 1

         Statements of Operations (Unaudited) - For the Three
            Months Ended June 30, 1997 and 1996                                2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Three Months Ended June 30, 1997                           3

         Statements of Cash Flows (Unaudited) - For the Three
            Months Ended June 30, 1997 and 1996                                4

         Notes to Financial Statements (Unaudited)                             5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   6

PART II - OTHER INFORMATION

Items 1-6                                                                      8

SIGNATURE                                                                      9

        BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP




                                 BALANCE SHEETS



                                                                   June 30,                  March 31,
                                                                     1997                      1997
                                                                  (Unaudited)
Assets

Cash and cash equivalents                                        $    330,437               $    273,412
Investments in Local Limited Partnerships (Note 1)                 26,273,333                 26,813,245
Restricted cash                                                       509,093                    503,031
Marketable securities, at fair value                                1,388,157                  1,442,676
Organization costs, net of accumulated
   amortization of $33,333 and $30,833, respectively                   16,667                     19,167
Other assets                                                           31,617                     26,727
                                                                 ------------               ------------
     Total Assets                                                $ 28,549,304               $ 29,078,258
                                                                 ============               ============

Liabilities and Partners' Equity

Accounts payable to affiliate                                    $    168,861               $    128,791
Accrued expenses                                                       34,981                     38,729
                                                                 ------------               ------------
     Total Liabilities                                                203,842                    167,520
                                                                 ------------               ------------

Commitments

General, Initial and Investor Limited Partners' Equity             28,356,008                 28,927,578
Net unrealized losses on marketable securities                        (10,546)                   (16,840)
                                                                 ------------               ------------
     Total Partners' Equity                                        28,345,462                 28,910,738
                                                                 ------------               ------------
     Total Liabilities and Partners' Equity                      $ 28,549,304               $ 29,078,258
                                                                 ============               ============

The accompanying notes are an integral part of these financial statements.

        BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                For the Three Months Ended June 30, 1997 and 1996

                                                                                    1997                  1996
                                                                              ---------------        ---------

Revenue:
    Investment                                                                    $   26,319           $   1,886
    Other                                                                                725              16,734
                                                                                  ----------           ---------
       Total Revenue                                                                  27,044              18,620
                                                                                  ----------           ---------

Expenses:
    Asset management fees, related party                                              49,609              48,071
    General and administrative (includes reimbursements
       to an affiliate in the amounts of $29,402 and
       $31,685 in 1997 and 1996, respectively)                                        46,904              70,091
    Amortization                                                                       9,984               9,987
                                                                                  ----------           ---------
          Total Expenses                                                             106,497             128,149
                                                                                  ----------           ---------

Loss before equity in losses
    of Local Limited Partnerships                                                    (79,453)           (109,529)

Equity in losses of Local Limited Partnerships                                      (492,117)           (174,210)
                                                                                  ----------           ---------

Net Loss                                                                          $ (571,570)          $(283,739)
                                                                                  ==========           =========

Net Loss allocated:
    To General Partners                                                           $   (5,716)          $  (2,837)
    To Limited Partners                                                             (565,854)           (280,902)
                                                                                  -----------          ---------
                                                                                  $ (571,570)          $(283,739)
                                                                                  ==========           =========

Net Loss per Limited Partnership Unit
   (36,497 Units)                                                                 $  (15.50)           $    (7.70)
                                                                                  =========            ==========


The accompanying notes are an integral part of these financial statements.

       BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)

                    For the Three Months Ended June 30, 1997


                                                    Initial      Investor            Net
                                    General         Limited       Limited        Unrealized
                                    Partners       Partners      Partners          Losses          Total


Balance at March 31, 1997           $(27,071)       $    100  $  28,954,549       $(16,840)    $  28,910,738

Net change in unrealized losses
   on marketable securities
   available for sale                      -               -             -           6,294             6,294

Net Loss                              (5,716)              -       (565,854)             -          (571,570)
                                    --------        --------  -------------      ---------     -------------

Balance at June 30, 1997            $(32,787)       $    100  $  28,388,695      $ (10,546)    $  28,345,462
                                    ========        ========  =============      =========     =============

The accompanying notes are an integral part of these financial statements.

       BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                For the Three Months Ended June 30, 1997 and 1996


                                                                              1997                     1996
                                                                        --------------           ----------


Net cash used for operating activities                                   $    (38,185)            $    (64,003)
                                                                         -------------            ------------

Cash flows from investing activities:
   Investment in Local Limited Partnerships                                         -               (2,422,771)
   Restricted cash                                                             (6,062)                 885,163
   Cash distributions received from
       Local Limited Partnerships                                              40,311                    4,409
   Purchases of marketable securities                                         (99,875)              (3,424,134)
   Proceeds from sales and maturities of
       marketable securities                                                  160,836                5,051,646
                                                                         ------------             ------------
Net cash provided by investing activities                                      95,210                   94,313
                                                                         ------------             ------------

Net increase in cash and cash equivalents                                      57,025                   30,310

Cash and cash equivalents, beginning of period                                273,412                   71,715
                                                                         ------------             ------------

Cash and cash equivalents, end of period                                 $    330,437             $    102,025
                                                                         ============             ============



The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                          Notes to Financial Statements
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's 10-K for the year ended March 31, 1997. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.


1.   Investments in Local Limited Partnerships

The Fund has acquired an interest in ten Local Limited Partnerships which own and operate multi-family housing complexes. The Fund, as Investor Limited Partner, pursuant to the Local Limited Partnership Agreements, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of the Local Limited Partnerships, with the exception of Springwood, Hemlock Ridge, Pike Place and West End Place, which are 79.20%, 77%, 90% and 90%, respectively. Another partnership sponsored by an affiliate of the General Partner owns the remaining 19.80% Limited Partner interest in Springwood. Upon dissolution, proceeds will be distributed according to the partnership agreements.

The following is a summary of Investments in Local Limited Partnerships at June 30, 1997:

Capital Contributions paid to Local Limited
   Partnerships                                                                                $  28,813,499

Cumulative equity in losses of Local Limited Partnerships                                         (3,457,381)

Cumulative cash distributions received from Local
   Limited Partnerships                                                                              (72,309)
                                                                                                   ---------

Investment in Local Limited Partnerships before adjustment                                        25,283,809

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   1,048,010

   Accumulated amortization of acquisition fees and expenses                                         (58,486)
                                                                                               -------------

Investment in Local Limited Partnerships                                                       $  26,273,333
                                                                                               =============

The Partnership's share of net losses of the Local Limited Partnerships for the three months ended June 30, 1997 is $492,117.

       BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At June 30, 1997, the Fund had cash and cash equivalents of $330,437 as compared to $273,412 at March 31, 1997. This increase is primarily attributable to proceeds from the sale of marketable securities and cash distributions received from Local Limited Partnerships, offset by purchase of marketable securities and net cash used for operations.

The Fund also has restricted cash of $509,093 at June 30, 1997. These funds represent escrowed funds to be applied to future capital contributions to be made to one of the Local Limited Partnerships in which the Fund has invested. The funds are scheduled to be released on July 31, 1997.

As of June 30, 1997, approximately $1,515,000 of cash and marketable securities has been designated as Reserves. The Reserves are established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate.

At June 30, 1997, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreement and total approximately $457,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 1997, the Fund had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to voluntarily provide such funds, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the three months ended June 30, 1997.

Results of Operations

For the three months ended June 30, 1997, the Fund's operations resulted in a net loss of $571,570, as compared to of $283,739 for the three months ended June 30, 1996. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships.

The increase in equity in losses of Local Limited Partnerships for the three months ended June 30, 1997, as compared to the same period in 1996, is primarily attributable to the timing of construction completion. Since many of the properties completed construction late in 1995, the results of operations for the three months ended June 30, 1996 were not indicative of the results to be expected for the future, nor are they comparable.

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

       BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.

       BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 13, 1997            BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                   A LIMITED PARTNERSHIP


                             By:   Arch Street VIII Limited Partnership,
                                   its General Partner




                                   /s/Vincent J. Costantini
                                   Vincent J. Costantini
                                   Treasurer and Chief Financial Officer