Form 10-Q
period 1997-09-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 1997-11-13
CIK 911568

November 14, 1997




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

       Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-Q for Quarter Ended September 30, 1997
       File No. 0-26522



Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is a copy of subject report.


Very truly yours,


/s/Patricia Olsen-Goldberg
Patricia Olsen-Goldberg
Controller




TC8-Q2.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
                              ------------------------

                                       OR

[   ]   TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF  THE SECURITIES
        EXCHANGE ACT OF 1934


For the transition period from          to

For Quarter Ended   September 30, 1997        Commission file number  0-26522
                  --------------------                            --------------

           Boston  Financial  Tax Credit Fund VIII, A Limited Partnership
            (Exact name of registrant as specified in its charter)


  Massachusetts                             04-3205879
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


101 Arch Street, Boston, Massachusetts                        02110-1106
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
                                                    ----------------------------

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

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements

         Balance Sheets - September 30, 1997 (Unaudited)
            and March 31, 1997                                                 1

         Statements of Operations (Unaudited) - For the Three and Six
            Months Ended September 30, 1997 and 1996                           2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Six Months Ended September 30, 1997                        3

         Statements of Cash Flows (Unaudited) - For the Six
            Months Ended September 30, 1997 and 1996                           4

         Notes to Financial Statements (Unaudited)                             5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   6

PART II - OTHER INFORMATION

Items 1-6                                                                      7

SIGNATURE                                                                      8

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP



                                 BALANCE SHEETS



                                                                 September 30,               March 31,
                                                                     1997                      1997
                                                                  (Unaudited)
Assets

Cash and cash equivalents                                        $    211,694               $    273,412
Investments in Local Limited Partnerships (Note 1)                 26,276,748                 26,813,245
Restricted cash                                                             -                    503,031
Marketable securities, at fair value                                1,503,217                  1,442,676
Organization costs, net of accumulated
   amortization of $35,833 and $30,833, respectively                   14,167                     19,167
Other assets                                                           22,789                     26,727
                                                                 ------------               ------------
     Total Assets                                                $ 28,028,615               $ 29,078,258
                                                                 ============               ============

Liabilities and Partners' Equity

Accounts payable to affiliates                                   $    169,946               $    128,791
Accrued expenses                                                       21,617                     38,729
                                                                 ------------               ------------
     Total Liabilities                                                191,563                    167,520
                                                                 ------------               ------------

Commitments

General, Initial and Investor Limited Partners' Equity             27,845,413                 28,927,578
Net unrealized losses on marketable securities                         (8,361)                   (16,840)
                                                                 ------------               ------------
     Total Partners' Equity                                        27,837,052                 28,910,738
                                                                 ------------               ------------
     Total Liabilities and Partners' Equity                      $ 28,028,615               $ 29,078,258
                                                                 ============               ============

The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

        For the Three and Six Months Ended September 30, 1997 and 1996

                                             Three Months Ended                          Six Months Ended
                                      September 30,        September 30,          September 30,      September 30,
                                          1997                 1996                   1997               1996
                                      -------------        -------------         --------------    ----------

Revenue:
   Investment                          $    27,126          $    39,766           $     53,445       $    41,652
   Other                                       600              (18,603)                 1,325            (1,869)
                                       -----------          -----------           ------------       -----------
     Total Revenue                          27,726               21,163                 54,770            39,783
                                       -----------          -----------           ------------       -----------

Expenses:
   Asset management fees,
     related party                          49,609               47,931                 99,218            96,002
   General and administrative
     expenses (includes
     reimbursements to affiliates
     in the amounts of $48,442
     and $58,937 in 1997 and
     1996, respectively)                    35,902               39,148                 82,806           109,239
   Amortization                              9,988                5,967                 19,972            15,954
                                       -----------          -----------           ------------       -----------
       Total Expenses                       95,499               93,046                201,996           221,195
                                       -----------          -----------           ------------       -----------

Loss before equity in losses
   of Local Limited Partnership            (67,773)             (71,883)              (147,226)         (181,412)

Equity in losses of Local
   Limited Partnerships (Note 1)          (442,822)            (672,494)              (934,939)         (846,704)
                                       -----------          -----------           ------------       -----------

Net Loss                               $  (510,595)         $  (744,377)          $ (1,082,165)      $(1,028,116)
                                       ===========          ===========           ============       ===========

Net Loss allocated
   To General Partners                 $    (5,106)         $    (7,444)          $    (10,822)     $    (10,281)
   To Limited Partners                    (505,489)            (736,933)            (1,071,343)       (1,017,835)
                                       -----------          -----------           ------------      ------------
                                       $  (510,595)         $  (744,377)          $ (1,082,165)     $ (1,028,116)
                                       ===========          ===========           ============      ============

Net Loss per Limited
Partnership Unit (36,497 Units)        $   (13.85)          $   (20.19)           $    (29.35)      $     (27.88)
                                       ==========           ==========            ===========       ============


The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)

                   For the Six Months Ended September 30, 1997


                                                    Initial      Investor            Net
                                    General         Limited       Limited        Unrealized
                                    Partners       Partners      Partners          Losses          Total


Balance at March 31, 1997           $(27,071)       $    100  $  28,954,549      $ (16,840)    $  28,910,738

Net change in unrealized losses
   on marketable securities
   available for sale                      -               -             -           8,479             8,479

Net Loss                             (10,822)              -     (1,071,343)             -        (1,082,165)
                                    --------        --------  -------------      ---------     -------------

Balance at September 30, 1997       $(37,893)       $    100  $  27,883,206      $  (8,361)    $  27,837,052
                                    ========        ========  =============      =========     =============

The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              For the Six Months Ended September 30, 1997 and 1996


                                                                              1997                     1996
                                                                        --------------           ----------

Net cash used for operating activities                                   $    (99,867)            $   (137,164)
                                                                         ------------             ------------

Cash flows from investing activities:
   Investment in Local Limited Partnerships                                  (456,550)              (2,777,062)
   Restricted cash                                                            503,031                  879,366
   Cash distributions received from
       Local Limited Partnerships                                              43,136                    4,409
   Purchases of marketable securities                                        (573,539)              (3,722,909)
   Proceeds from sales and maturities of
       marketable securities                                                  522,071                6,194,511
   Payment of acquisition expenses                                                  -                     (888)
                                                                         ------------             ------------
Net cash provided by investing activities                                      38,149                  577,427
                                                                         ------------             ------------

Net increase (decrease) in cash and cash equivalents                          (61,718)                 440,263

Cash and cash equivalents, beginning of period                                273,412                   71,715
                                                                         ------------             ------------

Cash and cash equivalents, end of period                                 $    211,694             $    511,978
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

The following is a summary of Investments in Local Limited Partnerships at September 30, 1997:

Capital Contributions paid to Local Limited
   Partnerships                                                                                $  29,270,049

Cumulative equity in losses of Local Limited Partnerships                                         (3,900,203)

Cumulative cash distributions received from Local
   Limited Partnerships                                                                              (75,134)
                                                                                                  -----------

Investment in Local Limited Partnership before adjustment                                         25,294,712

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   1,048,010

   Accumulated amortization of acquisition fees and expenses                                         (65,974)
                                                                                               -------------

Investment in Local Limited Partnerships                                                       $  26,276,748
                                                                                               =============

The Partnership's share of net losses of the Local Limited Partnerships for the six months ended September 30, 1997 is $934,939.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At September 30, 1997, the Fund had cash and cash equivalents of $211,694 as compared to $273,412 at March 31, 1997. This decrease is primarily attributable to purchases of marketable securities and net cash used for operations, offset by proceeds from the sale of marketable securities and cash distributions received from Local Limited Partnerships.

The Fund made the final release of restricted cash on August 5, 1997. These funds were released as a capital contribution to one of the Local Limited Partnerships in which the Fund has invested.

As of September 30, 1997, approximately $1,523,000 of cash and marketable securities has been designated as Reserves. The Reserves are established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 1997, the Fund had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to voluntarily provide such funds, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the six months ended September 30, 1997.

Results of Operations

For the three and six months ended September 30, 1997, the Fund's operations resulted in a net loss of $510,595 and $1,082,165, respectively, as compared to $744,377 and $1,028,116 for the three and six months ended September 30, 1996, respectively. The changes in net loss for those periods are primarily attributable to a fluctuation in equity in losses of Local Limited Partnerships. Due to the Fund's policy of reporting financial information of its Local Limited Partnership interests on a 90 day lag basis, this change in equity in losses is for the three and six months ended June 30, 1997. Since many of the properties completed construction late in 1995, lease-up occurred in the quarter ended March 31, 1996. As a result, this three month period did not include a full quarter of operations. Therefore, the results of operations for 1996 are not indicative of future operations, and are not comparable to 1997. Results of operations are now stable and are expected to continue.

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

         BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1997.

        BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 14, 1997              BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                       A LIMITED PARTNERSHIP


                                 By:   Arch Street VIII Limited Partnership,
                                       its General Partner




                                       /s/William E. Haynsworth
                                       William E. Haynsworth
                                       Managing Director, Vice President and
                                       Chief Operating Officer