Form 10-Q
period 1997-12-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 1998-02-12
CIK 911568

February 13, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

       Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-Q for Quarter Ended December 31, 1997
       File No. 0-26522



Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is a copy of subject report.


Very truly yours,


/s/George Fondulis
George Fondulis
Assistant Controller




TC8-Q3.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d)of the Securities Exchange Act of 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 1997
                              -------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from                      to

For Quarter Ended    December 31, 1997     Commission file number       0-26522
                  --------------------------                      --------------

                Boston Financial Tax Credit Fund VIII, A Limited
               Partnership (Exact name of registrant as specified
                                 in its charter)


                   Massachusetts                            04-3205879
      (State or other jurisdiction of                    (I.R.S.  Employer
                                                       Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                   02110-1106
  (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
                                                     -------------------

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

         BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements

         Balance Sheets - December 31, 1997 (Unaudited)
            and March 31, 1997                                              1

         Statements of Operations (Unaudited) - For the Three and Nine
            Months Ended December 31, 1997 and 1996                         2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Nine Months Ended December 31, 1997                     3

         Statements of Cash Flows (Unaudited) - For the Nine
            Months Ended December 31, 1997 and 1996                         4

         Notes to Financial Statements (Unaudited)                          5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                6

PART II - OTHER INFORMATION

Items 1-6                                                                   7

SIGNATURE                                                                   8

             BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                                 BALANCE SHEETS



                                                                 December 31,                March 31,
                                                                     1997                      1997
                                                                  (Unaudited)
Assets

Cash and cash equivalents                                      $      321,550            $       273,412
Investments in Local Limited Partnerships (Note 1)                 25,728,914                 26,813,245
Restricted cash                                                             -                    503,031
Marketable securities, at fair value                                1,391,210                  1,442,676
Organization costs, net of accumulated
   amortization of $38,333 and $30,833, respectively                   11,667                     19,167
Other assets                                                           26,625                     26,727
                                                               --------------            ---------------
     Total Assets                                              $   27,479,966            $    29,078,258
                                                               ==============            ===============

Liabilities and Partners' Equity

Accounts payable to affiliates                                 $      211,247            $       128,791
Accrued expenses                                                       30,054                     38,729
                                                               --------------            ---------------
     Total Liabilities                                                241,301                    167,520
                                                               --------------            ---------------

Commitments

General, Initial and Investor Limited Partners' Equity             27,247,990                 28,927,578
Net unrealized losses on marketable securities                         (9,325)                   (16,840)
                                                               --------------            ---------------
     Total Partners' Equity                                        27,238,665                 28,910,738
                                                               --------------            ---------------
     Total Liabilities and Partners' Equity                    $   27,479,966            $    29,078,258
                                                               ==============            ===============

                    The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

             For the Three and Nine Months Ended December 31, 1997 and 1996

                                             Three Months Ended                          Nine Months Ended
                                      December 31,         December 31,           December 31,       December 31,
                                          1997                 1996                   1997               1996
                                      -------------        -------------         --------------    ----------

Revenue:
   Investment                          $    25,654          $    (1,407)          $     79,099      $     40,245
   Other                                     3,360               19,011                  4,685            17,142
                                       -----------          -----------           ------------      ------------
     Total Revenue                          29,014               17,604                 83,784            57,387
                                       -----------          -----------           ------------      ------------

Expenses:
   Asset management fees,
     related party                          49,609               48,024                148,827           144,026
   General and administrative
     expenses (includes
     reimbursements to affiliates
     in the amounts of $68,329
     and $76,868 in 1997 and
     1996, respectively)                    40,250               29,776                123,056           139,015
   Amortization                              9,986                7,974                 29,958            23,928
                                       -----------          -----------           ------------      ------------
       Total Expenses                       99,845               85,774                301,841           306,969
                                       -----------          -----------           ------------      ------------

Loss before equity in losses
   of Local Limited Partnership            (70,831)             (68,170)              (218,057)         (249,582)

Equity in losses of Local
   Limited Partnerships (Note 1)          (526,592)            (292,406)            (1,461,531)       (1,139,110)
                                       -----------          -----------           ------------      ------------

Net Loss                               $  (597,423)         $  (360,576)          $ (1,679,588)     $ (1,388,692)
                                       ===========          ===========           ============      ============

Net Loss allocated
   To General Partners                 $    (5,974)         $    (3,606)          $    (16,796)     $    (13,887)
   To Limited Partners                    (591,449)            (356,970)            (1,662,792)       (1,374,805)
                                       -----------          -----------           ------------      ------------
                                       $  (597,423)         $  (360,576)          $ (1,679,588)     $ (1,388,692)
                                       ===========          ===========           ============      ============

Net Loss per Limited
   Partnership Unit (36,497 Units)     $    (16.21)         $     (9.79)          $     (45.56)     $     (37.67)
                                       ===========          ===========           ============      ============


                    The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)

                   For the Nine Months Ended December 31, 1997


                                                    Initial      Investor            Net
                                    General         Limited       Limited        Unrealized
                                    Partners       Partners      Partners          Losses          Total


Balance at March 31, 1997           $(27,071)       $    100  $  28,954,549       $(16,840)    $  28,910,738

Net change in unrealized losses
   on marketable securities
   available for sale                      -               -             -           7,515             7,515

Net Loss                             (16,796)              -     (1,662,792)             -        (1,679,588)
                                    --------        --------  -------------      ---------     -------------

Balance at December 31, 1997        $(43,867)       $    100  $  27,291,757      $  (9,325)    $  27,238,665
                                    ========        ========  =============      =========     =============

                    The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              For the Nine Months Ended December 31, 1997 and 1996


                                                                              1997                     1996
                                                                        --------------           ----------

Net cash used for operating activities                                   $   (114,786)            $   (146,204)
                                                                         ------------             ------------

Cash flows from investing activities:
   Investment in Local Limited Partnerships                                  (451,360)              (2,716,626)
   Restricted cash                                                            503,031                  873,975
   Cash distributions received from
       Local Limited Partnerships                                              51,702                    4,409
   Purchases of marketable securities                                        (672,711)              (3,953,712)
   Proceeds from sales and maturities of
       marketable securities                                                  732,262                6,293,428
   Payment of acquisition expenses                                                  -                     (888)
                                                                         ------------             ------------
Net cash provided by investing activities                                     162,924                  500,586
                                                                         ------------             ------------

Net increase in cash and cash equivalents                                      48,138                  354,382

Cash and cash equivalents, beginning of period                                273,412                   71,715
                                                                         ------------             ------------

Cash and cash equivalents, end of period                                 $    321,550             $    426,097
                                                                         ============             ============



                    The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                          Notes to Financial Statements
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's 10-K for the year ended March 31, 1997. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain reclassifications have been made to prior year financial statements to conform to current year classifications.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 1997 and 1996.

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

The following is a summary of Investments in Local Limited Partnerships at December 31, 1997:

Capital Contributions paid to Local Limited
   Partnerships                                                                                $  29,264,859

Cumulative equity in losses of Local Limited Partnerships                                         (4,426,795)

Cumulative cash distributions received from Local
   Limited Partnerships                                                                              (83,700)
                                                                                                ------------

Investment in Local Limited Partnership before adjustment                                         24,754,364

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   1,048,010

   Accumulated amortization of acquisition fees and expenses                                         (73,460)
                                                                                               -------------

Investment in Local Limited Partnerships                                                       $  25,728,914
                                                                                               =============

The Partnership's share of net losses of the Local Limited Partnerships for the nine months ended December 31, 1997 is $1,461,531.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At December 31, 1997, the Fund had cash and cash equivalents of $321,550 as compared to $273,412 at March 31, 1997. This increase is primarily attributable to proceeds from the sale of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by net cash used for operations.

The Fund made the final release of restricted cash on August 5, 1997. These funds were released as a capital contribution to one of the Local Limited Partnerships in which the Fund has invested.

As of December 31, 1997, approximately $1,471,000 of cash and marketable securities has been designated as Reserves. The Reserves are established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 1997, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to voluntarily provide such funds, in order to protect its investment. No such event has occurred to date. Cash Distributions

No cash distributions were made during the nine months ended December 31, 1997.

Results of Operations

For the three and nine months ended December 31, 1997, the Fund's operations resulted in a net loss of $597,423 and $1,679,588, as compared to $360,576 and $1,388,692 for the three and nine months ended December 31, 1996, respectively. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships. The increase in equity in losses of Local Limited Partnerships for the nine months ended December 31, 1997, as compared to the same period in 1996, is primarily attributable to the timing of construction completion. Since many of the properties completed construction late in 1995, the results of operations for the nine months ended December 31, 1996 were not indicative of the results to be expected for the future, nor are they comparable.

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

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 1997.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 13, 1998                BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                               A LIMITED PARTNERSHIP


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