Form 10-K
period 1998-03-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 1998-06-26
CIK 911568

June 26, 1998




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Boston Financial Tax Credit Fund VIII, A Limited Partnership Form 10-K Annual Report for the Year Ended March 31, 1998
       Commission File Number 0-26522

Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of the subject report.

Very truly yours,


\s\Dianne Groark
Dianne Groark
Assistant Controller



TC810K.98

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                  FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

For the fiscal year ended                                Commission file number
March 31, 1998                                                33-68088

                    BOSTON  FINANCIAL  TAX CREDIT FUND VIII,  A
                      LIMITED   PARTNERSHIP   (Exact  name  of
                        registrant as specified in its charter)

Massachusetts                                            04-3205879
----------------                                ---------------------------
(State of organization)                          (I.R.S. Employer
                                                  Identification No.)

101 Arch Street, 16th Floor
Boston, Massachusetts                                        02110-1106
---------------------------                         ---------------------------
   (Address of Principal                                (Zip Code)
    executive office)

Registrant's telephone number, including area code 617/439-3911

Securities registered pursuant to Section 12(b) of the Act:
                                                       Name on each exchange on
      Title of each class                              which registered
-----------------------------                        --------------------------
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

                          $34,021,000 as of March 31, 1998

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

     "Estimated Use of Proceeds"                             Part III, Item 13

     "Management Compensation and Fees"                      Part III, Item 13

     "Profits and Losses for Tax Purposes, Tax
        Credits and Cash Distributions"                      Part III, Item 13

             BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

             ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1998


                                 TABLE OF CONTENTS


                                                                       Page No.

PART I

     Item 1      Business                                                  K-3
     Item 2      Properties                                                K-5
     Item 3      Legal Proceedings                                         K-8
     Item 4      Submission of Matters to a Vote of
                  Security Holders                                         K-9

PART II

     Item 5      Market for the Registrant's Units and
                  Related Security Holder Matters                          K-9
     Item 6      Selected Financial Data                                   K-10
     Item 7      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            K-11
     Item 8      Financial Statements and Supplementary Data               K-13
     Item 9      Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                   K-13

PART III

     Item 10     Directors and Executive Officers
                  of the Registrant                                        K-13
     Item 11     Management Remuneration                                   K-15
     Item 12     Security Ownership of Certain Beneficial
                  Owners and Management                                    K-15
     Item 13     Certain Relationships and Related Transactions            K-15

PART IV

     Item 14     Exhibits, Financial Statement Schedule and
                  Reports on Form 8-K                                      K-18

SIGNATURES                                                                 K-19

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

The Fund has invested as a limited partner in other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which are expected to benefit from some form of federal, state or local assistance programs and all of which qualify for low-income housing tax credits ("Tax Credits") added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The investment objectives of the Fund include the following: (i) to provide investors with annual tax credits which they may use to reduce their federal income taxes; (ii) to provide limited cash distributions from the operations of apartment complexes; and (iii) to preserve and protect the Fund's capital. There cannot be any assurance that the Fund will attain any or all of these investment objectives. A more detailed discussion of these investment objectives, along with the risks in achieving them is contained in the sections of the Prospectus entitled "Investment Objectives and Policies - Principal Investment Objectives" and "Investment Risks", which are herein incorporated by this reference.

Table A on the following page lists the properties owned by the Local Limited Partnerships in which the Fund had invested as of March 31, 1998. Item 7 of this Report contains other significant information with respect to such Local Limited Partnerships. The terms of the acquisition of each Local Limited Partnership interest have been described in the Form 8-Ks and a supplement to the Prospectus listed in Part IV of this Report on Form 10-K; such descriptions are incorporated herein by this reference.

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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Fund or its General Partner. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1998, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions in Local Limited Partnerships: (i) Green Wood and Springwood representing 21.22% have Flournoy Development Company as Local General Partner; (ii) Pike Place and West End Place representing 13.44% have Lindsey Management Company as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports which are herein incorporated by reference.

The Properties owned by Local Limited Partnerships in which the Fund invests are, and will continue to be, subject to competition from existing and future apartment complexes in the same areas. The success of the Fund will depend on many outside factors, most of which are beyond the control of the Fund and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Fund, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels;
(ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment or adverse changes in real estate laws, including building codes; and (iii) the possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases, or which suppress the ability of the Local Limited Partnerships to generate operating cash flow. Since most of the Properties benefit from some form of governmental assistance, the Fund is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Fund.

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





                                                  Capital Contributions            Mtge. loans                         Occupancy
Local Limited Partnership       Number     Total Committed     Paid Through         payable at                             at
Property Name                    of         at March 31,         March 31,         December 31,        Type of          March 31,
Property Location            Apt. Units          1998              1998                1997            Subsidy*           1998
-------------------------   -----------    ----------------     --------------  ------------------   ------------    -------------


Green Wood Apartments,
   a Limited Partnership
Green Wood Apartments
Gallatin, TN                     164          $3,825,916         $3,825,916        $5,225,609              None            98%

Webster Court Apartments
   a Limited Partnership
Webster Court Apartments
Kent, WA                          92           2,318,078          2,318,078         2,862,333              None            84%

Springwood Apartments
   a Limited Partnership (1)
Springwood Apartments
Tallahassee, FL                  113           2,499,202          2,499,202         3,931,815              None            86%

Meadow Wood Associates
   of Pella, a Limited Partnership
Meadow Wood of Pella
Pella, IA                         30             893,808            893,808         1,132,206              Section 8      100%

RMH Associates, a Limited
   Partnership (1)
Hemlock Ridge
Livingston Manor, NY             100           1,697,298          1,697,298         2,167,755              Section 8       87%

Pike Place, a Limited
   Partnership (1)
Pike Place
Fort Smith, AR                   144           1,915,328          1,915,328         3,334,083              None            99%




                                                     apital Contributions          Mtge. loans                          Occupancy
Local Limited Partnership      Number      Total Committed       Paid Through       payable at                              at
Property Name                    of         at March 31,          March 31,        December 31,        Type of          March 31,
Property Location            Apt. Units          1998               1998               1997            Subsidy*             1998
--------------------------  -----------   ---------------      ---------------    ---------------    ------------    ---------------

West End Place, a Limited
   Partnership (1)
West End Place
Springdale, AR                   120           1,843,010          1,843,010          2,942,013           None               100%

Oak Knoll Renaissance, a
   Limited Partnership
Oak Knoll Renaissance
Gary, IN                         256           4,922,412          4,922,412          5,403,913           Section 8          100%

Beaverdam Creek Associates,
   a Limited Partnership (2)
Beaverdam Creek
Mechanicsville, VA               120           3,629,140          3,629,140          3,364,803           None                93%

Schickedanz Brothers Palm
   Beach Limited
Live Oaks Plantation
West Palm Beach, FL              218          5,587,953           5,587,953          7,844,231           None                93%
                               ------       -------------      ------------        ------------
                               1,357        $29,132,145         $29,132,145        $38,208,761
                               ======        ===========        ===========         ===========

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

Four Local Limited Partnerships invested in by the Fund each represent more than 10% of the total capital contributions to be made to Local Limited Partnerships by the Fund. These Local Limited Partnerships are as follows: (i) Green Wood Apartments Limited Partnership, with Flournoy Development Company as Local General Partner; (ii) Oak Knoll Renaissance Limited Partnership, with Ronald M. Gatton Redevelopment Services as Local General Partner; (iii) Beaverdam Creek Associates Limited Partnership, with Castle Development Corporation as Local General Partner; and (iv) Schickedanz Brothers Palm Beach Limited Partnership, which owns Live Oaks Plantation and has Schickedanz Enterprise as its Local General Partner.

Green Wood Apartments Limited Partnership, representing 12.8% of the fund's total investment in the Local Limited Partnerships, has obtained a $5,322,000 mortgage loan payable at 8.860% per annum with monthly payments of principal and interest in the amount of $42,287 due through August 1, 2010.

Oak Knoll Renaissance Limited Partnership, representing 16.5% of the total investment in the Local Limited Partnerships, has obtained a permanent mortgage loan payable at 10.125% per annum, with monthly payments of principal and interest in the amount of $52,205 due through June 1, 2018. The construction loan of $5,676,337 with the City of Gary, Indiana, was repaid in 1996 when permanent financing was obtained.

Beaverdam Creek Associates Limited Partnership ("Beaverdam Creek LP"), representing 12.2% of the Fund's total investment in the Local Limited Partnerships, has obtained a construction loan in the original principal amount of $3,420,000 from the Virginia Housing and Development Authority ("VHDA"). The loan is evidenced by two mortgage notes, one in the amount of $2,420,000 from VHDA and one in the amount of $1,000,000 from Virginia Housing Partnership Revolving Fund ("VHPRF"). The VHDA mortgage note bears interest at 10.62% per annum and the VHPRF mortgage note bears interest at 5% per annum. The loans from VHDA and VHPRF are to be repaid on a level annuity basis by 360 equal payments of principal and interest of $22,354 and $5,368 , respectively.

Additionally, on November 16, 1994, Beaverdam Creek LP entered into a promissory note agreement with the Fund. $2,563,040 was advanced under the agreement. The promissory note was unsecured and bore interest at the rate of 7% per annum. All outstanding principal and accrued interest in connection with this note were deemed paid and classified as capital contributions by the Local Limited Partnership upon final closing of the mortgage during fiscal year 1996.

Schickedanz Brothers Palm Beach Limited Partnership, representing 20.2% of the total investment in the Local Limited Partnerships, entered into two loan agreements. The first is with Newport Mortgage Company, L.P., in the original amount of $6,493,000. The loan bears interest at a rate of 8.94% per annum, with monthly payments of principal and interest in the amount of $51,964 due through July 7, 2026. As of December 31, 1997, $6,428,231 is outstanding on the mortgage.

The second is a Home loan with the Florida Housing Finance Agency, with a principal amount not to exceed $1,531,000. Interest on the unpaid principal balance shall be due at the Applicable Federal Rate ("AFR") for long term obligations as of the commencement date of the loan. Interest shall be payable at 3% per annum commencing on June 30, 1995. Deferred interest is compounded annually and is due together with the principal balance on February 28, 2025. As of December 31, 1997, total funds in the amount of $1,416,000 have been drawn on the loan.

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

As of June 15, 1998, there were 1,260 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. For the years ended March 31, 1998, 1997 and 1996, no cash distributions were made.

Item 6.  Selected Financial Data

The following table sets forth selected financial information regarding the Fund's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8 of this Report.

                                        March 31,         March 31,         March 31,       March 31,          March 31,
                                           1998             1997              1996             1995              1994

Revenue                               $      98,132    $      100,536    $     511,713    $      763,502    $          60
Equity in losses of Local Limited
 Partnerships                            (2,083,625)       (1,922,556)        (881,551)         (161,157)               -
Net income (loss)                        (2,408,077)       (2,247,908)        (782,504)          160,473          (37,214)
Per Limited Partnership Unit (A)             (65.32)           (60.98)          (21.23)             5.52            (6.02)
Cash and cash equivalents                   213,966           273,412           71,715        10,495,010        3,863,840
Marketable Securities                     1,486,223         1,442,676        3,709,881         1,575,592                -
Investment in Local Limited
Partnerships                             25,099,334        26,813,245       26,064,146        19,840,904        2,087,172
Total assets (B)                         26,827,966        29,078,258       31,277,311        32,240,835        6,000,179
Long-term debt                                    -                 -                -                 -                -
Cash Distribution                                 -                 -                -                 -                -
Other data:
Passive loss (C)                         (2,836,009)       (2,936,579)      (1,638,463)         (511,934)               -
Per Limited Partnership Unit (C)             (76.93)           (79.66)          (44.44)           (13.89)               -
Portfolio income (C)                        151,751           161,828          764,632           628,323                -
Per Limited Partnership Unit (C)              4.12               4.39            20.74             17.04                -
Low-Income Housing Tax Credit (C)         5,234,045         5,234,045        3,307,725           313,289                -
Per Limited Partnership Unit (C)             141.98            141.98            89.72              8.50                -
Local Limited Partnership interests
owned at end of period                           10                10               10                10                1


(A) Per Limited Partnership Unit data is based upon 36,497 units for the years ended March 31, 1998, 1997, and 1996, and a weighted average number of units outstanding of 28,774 and 6,123 for the year ended March 31, 1995 and the period December 6, 1993 to March 31, 1994, respectively.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1998, the Fund had cash and cash equivalents of $213,966 as compared to $273,412 at March 31, 1997. This decrease is attributable to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities, investments in Local Limited Partnerships and cash used for operations. These decreases to cash and cash equivalents are offset partially by cash distributions received from Local Limited Partnerships and the receipt of restricted cash.

As of March 31, 1998, approximately $1,392,000 of marketable securities has been designated as Reserves. The Reserves are established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 1998, the Fund had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to voluntarily provide such funds, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the year ended March 31, 1998. It is expected that cash available for distribution, if any, will not be significant in fiscal year 1999. As funds from temporary investments are paid to Local Limited Partnerships, interest earnings on those funds decrease. In addition, some of the properties benefit from some type of federal or state subsidy, and as a consequence, are subject to restrictions on cash distributions.

Results of Operations

1998 versus 1997

For the year ended March 31, 1998, the Fund's operations resulted in a net loss of $2,408,077, as compared to $2,247,908 for the year ended March 31, 1997. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships. The increase in equity in losses of Local Limited Partnerships for the year ended March 31, 1998, as compared to the same period in 1997, is primarily attributable to an increase in operating expenses.

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





Effect of recently issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The standard requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The standard is effective for fiscal years beginning after December 15, 1997. The Fund will adopt the new standard beginning in the first quarter of the fiscal year ending March 31, 1999, but it is not expected to have a significant effect on the Fund's financial position or results of operations.


Low-Income Housing Tax Credits

The 1997 and 1996 tax credits were $141.98 per Unit and the 1995 tax credits were $89.72 per Unit. The 1994 tax credits per Unit were allocated to investors based on the individual's admission date to the Partnership. Investors admitted during the first closing received $17.25 per Unit. Investors admitted in later closings received a lower amount. Tax Credits are not available for a property until the property is placed in service and its apartment units are occupied by qualified tenants. In the first year the Tax Credit is claimed, the allowable credit amount is determined using an averaging convention to reflect the number of months that units comprising the qualified basis were occupied by qualified tenants during the year. To the extent that the full amount of the annual credit is not allocated in the first year, an additional credit in such amount is available in the 11th taxable year.

As of December 31, 1995, all of the properties had been placed in service and generated Tax Credits. Some of the properties had less than a full year of operations in the period ended December 31, 1995. They were subject to the averaging convention mentioned above and therefore the Fund did not receive a full allocation of Tax Credits with respect to those properties in 1995. The Tax Credits per Limited Partnership Unit have stabilized at approximately $142 per unit, as properties have reached completion and have become fully leased. Since the Tax Credits have stabilized, the annual amount allocated to investors is expected to remain the same for about seven years. In years eight through ten, the credits are expected to decrease as properties reach the end of the ten year credit period.

Property Discussions

The Fund is invested in ten Local Limited Partnerships which own ten properties located in eight states. Two properties, representing 356 units, underwent rehabilitation, and eight properties, representing 1001 units, are new construction. All of the ten properties are complete, through initial lease-up and operating satisfactorily.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Fund has implemented policies and practices for assessing impairment of its real estate assets and investments in local limited partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the current value is compared to the fair value and if there is a significant impairment in value, a provision to write down the asset to fair value will be charged against income.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial conditional of the Fund for the years ended March 31, 1998, 1997, and 1996.

Since some of the properties are expected to benefit from some form of governmental assistance, the Fund is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a property are subject to recapture to the extent that the property, or any portion thereof, ceases to qualify for the Tax Credits.

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

None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The General Partner of the Fund is Arch Street VIII Limited Partnership, a Massachusetts limited partnership (the "General Partner"), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. George Fantini, Jr., a Vice President of the General Partner, resigned his position effective June 30, 1995. Donna Gibson, a Vice President of the General Partner, resigned from her position on September 13, 1996. Georgia Murray resigned as Managing Director, Treasurer and Chief Financial Officer of the General Partner on May 25, 1997. Fred N. Pratt, Jr. resigned as Managing Director of the General Partner on May 28, 1997. William E. Haynsworth resigned as a Managing Director and Chief Operating Officer of the General Partner on March 23, 1998

The General Partner was formed in August 1993. Randloph G. Hawthorne is the Chief Operating Officer of the General Partner, and has the primary responsibility for evaluating, selecting and negotiating investments for the Fund. The Investment Committee of the General Partner approves all investments. The names and positions of the principal officers and the directors of the General Partner are set forth below.

Name     Position

Jenny Netzer                         Managing Director and President
Michael H. Gladstone                 Managing Director, Vice President and Clerk
Randolph G. Hawthorne                Managing Director, Vice President and
                                     Chief Operating Officer
James D. Hart                        Chief Financial Officer and Treasurer
Paul F. Coughlan                     Vice President
Peter G. Fallon, Jr.                 Vice President
William E. Haynsworth                Vice President

The General Partner provides day-to-day management of the Fund. Compensation is discussed in Item 11 of this report. Such day-to-day management does not include the management of the properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 42, graduated from Harvard University (B.A., 1976) and received a Master's in Public Policy from Harvard's Kennedy School of Government in 1982. She joined Boston Financial in 1987 and is a Senior Vice President leading the Institutional Tax Credit Team. She is also a member of the Senior Leadership Team. Previously, Ms. Netzer led Boston Financial's new business initiatives and managed the firm's Asset Management division, which is responsible for the performance of 750 properties and providing service to 35,000 investors. Before joining Boston Financial, she was Deputy Budget Director for the Commonwealth of Massachusetts, where she was responsible for the Commonwealth's health care and public pension programs' budgets. Ms. Netzer was also Assistant Controller at Yale University and has been a member of the Watertown Zoning Board of Appeals.

Michael H. Gladstone, age 41, graduated from Emory University (B.A. 1978) and Cornell University (J.D., MBA 1982). He joined Boston Financial in 1985, and currently serves as Vice President and as the company's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith. Mr. Gladstone is a member of the National Realty Committee and has served on the advisory board to the Housing and Development Reporter, a national publication on housing issues.

Randolph G. Hawthorne, age 48, is a graduate of Massachusetts Institute of Technology (B.S., 1971) and Harvard Graduate School of Business (M.B.A., 1973). He has been associated with Boston Financial since 1973 and has served as the Treasurer of Boston Financial. Currently a Senior Vice President of the firm, Mr. Hawthorne's primary responsibility is structuring and acquiring real estate investments. Mr. Hawthorne is Past Chairman of the Board of the National Multi Housing Council, having served on the board since 1989. He is a past president of the National Housing and Rehabilitation Association, is a member of the Residential Development Council of the Urban Land Institute, as well as a member of the Advisory Board of the Berkeley Real Estate Center at the University of California. In addition to speaking at industry conferences, he is on the Editorial Advisory Boards of the Tax Credit Advisor and Multi-Housing News.

James D. Hart, age 40, earned his Bachelor of Arts degree from Trinity College and his Masters of Business Administration from the Amos Tuck School at Dartmouth College. Mr. Hart serves as Chief Financial Officer and is a member of the Senior Leadership Team. Prior to joining Boston Financial, Mr. Hart was engaged in venture capital management on behalf of institutional investors, including the negotiation and structuring of private equity and mezzanine transactions as a Vice President of Interfid Ltd., and later in the operational management of a venture-backed software company, as Managing Director and Chief Financial Officer of Bitstream Inc. Mr. Hart has also served on the Board of Directors of several investee companies, including those that went on to complete initial public offerings.

Paul F. Coughlan, age 54, is a graduate of Brown University (B.A. 1965) and served in the United States Navy before entering the securities business in 1969. He was employed as an Account Executive by Bache & Company until 1972, and then by Reynolds Securities Inc. He joined Boston Financial in 1975 and is currently a Senior Vice President on the Institutional Tax Credit Team.

Peter G. Fallon, Jr., age 59, graduated from the College of the Holy Cross (B.S., 1960) and Babson College (M.B.A., 1965). He joined Boston Financial in 1970, shortly after its formation, to raise capital for the firm's investments. He is currently a Senior Vice President and a member of the Institutional Tax Credits Team with responsibility for marketing institutional investments. Previously, he has served as president of BFG Securities, as a director of Boston Financial, and as marketing director for public and corporate funds. Mr. Fallon has also served as Chairman of the Board of Directors for Boston College High School as well as a director of a local bank.

William E. Haynsworth, age 58, is a graduate of Dartmouth College (B.A. 1961)and Harvard Law School (L.L.B., 1964; L.L.M., 1969). Prior to joining Boston Financial in 1977, Mr. Haynsworth was Acting Executive Director and General
Counsel of the Massachusetts   Housing   Finance   Agency.   He  was  also  the
Director   of Non-Residential  Development  of  the  Boston  Redevelopment
Authority and an associate of the law firm of Goodwin, Procter & Hoar. Appointed Senior Vice President in 1986, Mr. Haynsworth brings over 25 years of experience structuring real estate investments. Mr. Haynsworth is a member of the Executive Committee and the Board of Directors of the Affordable Housing Tax Credit Coalition. He is a member of the Senior Leadership Team, the firm's Executive Committee and the Board of Directors of Boston Financial.

Item 11.  Management Remuneration

Neither the partners of Arch Street VIII Limited Partnership, nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 1998, the following entities are the only entities known to the Fund to be the beneficial owners of more than 5% of the Units outstanding:

                                                                      Amount
Title of Class                 Name and Address of                 Beneficially                   Percent of
                                 Beneficial Owner                      Owned                        Class
---------------           -------------------------------         --------------                -------------

Limited                 Oldham Institutional Tax Credits LLC       2,476 Units                      6.7%
Partner                 101 Arch Street
                        Boston, MA

Oldham Institutional Tax Credits LLC is an affiliate of Arch Street VIII Limited Partnership, the General Partner.

The equity securities registered by the Fund under Section 12(g) of the Act consist of 200,000 Units, 36,497 of which have been sold to the public as of March 31, 1998. Holders of Units are permitted to vote on matters affecting the Fund only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Fund.

As of March 31, 1998, Arch Street VIII, Inc. owns a fractional (unregistered) Unit not included in the Units sold to the public.

Except as described in the preceding paragraphs, neither Arch Street VIII, Inc., Arch Street VIII Limited Partnership, Boston Financial, nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The General Partner does not know of any existing arrangement that might at a later date result in a change in control of the Fund.


Item 13.  Certain Relationships and Related Transactions

The Fund is required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates (including Boston Financial) in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates (including Boston Financial) in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partner is entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partner will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the years ended March 31, 1998, 1997 and 1996 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.



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

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Fund is required to pay certain fees to and reimburse expenses of the General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $4,664,369 have been charged directly to Limited Partners' equity. In connection therewith, $2,828,918 of selling expenses and $1,835,451 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the General Partner. The Fund may be required to pay a non-accountable expense allowance for marketing expense equal to a maximum of 1% of Gross Proceeds. The Fund has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partner. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. Payments made and expenses reimbursed in the years ended March 31, 1998, 1997 and 1996, are as follows:

                                   1998             1997              1996
                                 ----------     -----------       ----------
Organizational fees and expenses
     and selling expenses        $       -      $        -       $    (5,832)


Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund is required to pay acquisition fees to and reimburse acquisition expenses of the General Partner or its affiliates for selecting, evaluating, structuring, negotiating, and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees total 6% of the gross offering proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, are expected to total 1.5% of the gross offering proceeds. Acquisition fees totaling $2,189,820 for the closing of the Fund's Local Limited Partnership Investments were paid to an affiliate of the General Partner. Acquisition expenses totaling $335,196 were reimbursed to an affiliate of the General Partner. Payments made and expenses reimbursed in the years ended March 31, 1998, 1997 and 1996 are as follows:

                                     1998             1997              1996
                                 ------------     -----------       ----------

Acquisition fees and expenses    $         -      $       888        $  144,429


Asset Management Fees

An affiliate of the General Partner receives a base amount of .556% (as adjusted by the CPI factor) of Gross Proceeds annually as an Asset Management Fee for administering the affairs of the Fund. Asset Management Fees incurred in the years ended March 31, 1998, 1997 and 1996, are as follows:

                                 1998             1997              1996
                            ------------     -----------       ------------

Asset Management Fees        $   199,592      $   193,635        $  188,630



Salaries and benefits expense reimbursement

An affiliate of the General Partner is reimbursed for the cost of certain salaries and benefits expenses which are incurred by an affiliate of the General Partner on behalf of the Fund. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements made in the years ended March 31, 1998, 1997 1996, are as follows:

                                               1998           1997        1996
                                            ---------     ----------    --------

Salaries and benefits expense reimbursement $ 93,551      $  108,120  $  119,711


Property Management Fees

BFPM, an affiliate of the Managing General Partner, currently manages Beaverdam Creek, a property in which the Fund has invested. The property management fee charged is equal to 4% of cash receipts. Included in operating expenses in the summarized income statements in Note 3 to the Financial Statements is $29,440 and $27,556 of fees earned by BFPM for the years ended December 31, 1997 and 1996, respectively. Property construction was completed in September, 1995, and as a result, no fees were earned prior to the year ended December 31, 1996.

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partner of the Fund, Arch Street VIII Limited Partnership, receives 1% of cash distributions made to partners. As of March 31, 1998, the Fund has not paid any cash distributions to partners.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)(1) and (2) Documents filed as a part of this Report

In response to this portion of Item 14, the financial statements, financial statement schedule and the auditors' report relating thereto, are submitted as a separate section of this Report. See Index on page F-1 hereof.

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

(a)(3) See Exhibit Index contained herein.

(a)(3)(b)  Reports on Form 8-K:
    No reports on Form 8-K were filed during the quarter ended March 31, 1998.

(a)(3)(c)   Exhibits


Number and Description in Accordance
   with Item 601 of Regulation S-K

   27.  Financial Data Schedule

   28.  Additional Exhibits

        (a)   28.1  Reports of Other Independent Auditors

        (b)   Audited financial statements of Local Limited Partnerships

               Live Oaks

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

      BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

      By:   Arch Street VIII, Limited Partnership
            its General Partner



     By:   /s/ Randolph G. Hawthorne                         Date: June 26, 1998
           Randolph G. Hawthorne,
           Managing Director and
           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the General Partner of the Fund and in the capacities and on the dates indicated:



     By:   /s/ Randolph G. Hawthorne                         Date: June 26, 1998
           Randolph G. Hawthorne,
           Managing Director and
           Chief Operating Officer




     By:   /s/Michael H. Gladstone                           Date: June 26, 1998
           Michael H. Gladstone,
           A Managing Director




Item 8.  Financial Statements and Supplementary Data


          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

          ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1998
                                      INDEX


                                                                        Page No.


     Report of Independent Accountants
        For the years ended March 31, 1998, 1997 and 1996                F-2

        Financial Statements

        Balance Sheets - March 31, 1998 and 1997                         F-3

        Statements of Operations - Years Ended
        March 31, 1998, 1997 and 1996                                    F-4

        Statements of Changes in Partners' Equity (Deficiency) -
        Years Ended March 31, 1998, 1997 and 1996                        F-5

        Statements of Cash Flows - Years Ended
        March 31, 1998, 1997 and 1996                                    F-6

        Notes to Financial Statements                                    F-7

     Financial Statement Schedule

       Schedule III - Real Estate and Accumulated
       Depreciation                                                      F-15


      Other schedules have been omitted as they are either not required or the information required to be presented therein is available elsewhere in the financial statements and the accompanying notes and schedules.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Boston Financial Tax Credit Fund VIII, A Limited Partnership:

We have audited the accompanying balance sheets of Boston Financial Tax Credit Fund VIII, A Limited Partnership ("the Fund") as of March 31, 1998 and 1997 and the related statements of operations, changes in partners' equity (deficiency) and cash flows and the financial statement schedule listed in Item 14(a) of this Report on Form 10-K, for each of the three years in the period ended March 31, 1998. These financial statements and the financial statement schedule are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. As of March 31, 1998 and 1997, 90% and 89% of total assets, and for the years ended March 31, 1998, 1997 and 1996, 100% of the equity in losses of Local Limited Partnerships, reflected in the financial statements of the Fund, relate to Local Limited Partnerships for which we did not audit the financial statements. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships, is based solely on the reports of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VIII, A Limited Partnership, as of March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






Coopers & Lybrand L.L.P.
Boston, Massachusetts
June 16, 1998

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                                 BALANCE SHEETS

                             March 31, 1998 and 1997


                                                                               1998             1997
                                                                          ------------       -----------

Assets

Cash and cash equivalents                                                 $    213,966       $   273,412
Investments in Local Limited Partnerships (Note 3)                          25,099,334        26,813,245
Restricted cash                                                                      -           503,031
Marketable securities, at fair value (Note 4)                                1,486,224         1,442,676
Organization costs, net of accumulated amortization
   of $40,833 in 1998 and $30,833 in 1997                                        9,167            19,167
Other assets                                                                    19,275            26,727
                                                                          ------------      ------------
         Total Assets                                                     $ 26,827,966       $29,078,258
                                                                          ============       ===========

Liabilities and Partners' Equity

Liabilities
     Accounts payable to affiliate (Note 5)                               $    268,817      $78,894
     Accrued expenses                                                           39,747            88,626
                                                                          ------------      ------------
         Total Liabilities                                                     308,564           167,520
                                                                          ------------      ------------

General, Initial and Investor Limited Partners' Equity                      26,519,501        28,927,578
Net unrealized losses on marketable securities                                     (99)          (16,840)
                                                                          ------------      ------------
         Total Partners' Equity                                             26,519,402        28,910,738
                                                                          ------------      ------------
         Total Liabilities and Partners' Equity                           $ 26,827,966      $ 29,078,258
                                                                          ============      ============

The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS

                For the Years Ended March 31, 1998, 1997 and 1996


                                                                   1998             1997           1996
                                                              ------------    --------------    -------

Revenue:
   Investment                                                 $     92,781    $       81,930    $  419,359
   Other                                                             5,351            18,606        92,354
                                                              ------------    --------------    ----------
       Total Revenue                                                98,132           100,536       511,713
                                                              ------------    --------------    ----------

Expenses:
   Asset management fees, related party (Note 5)                   199,592           193,635       188,630
   General and administrative (includes
     reimbursements to an affiliate in the
     amounts of $93,551, $108,120 and $119,711
     in 1998, 1997 and 1996, respectively) (Note 5)                183,048           195,069       192,506
   Amortization                                                     39,944            37,184        31,530
                                                              ------------    --------------    ----------
       Total Expenses                                              422,584           425,888       412,666
                                                              ------------    --------------    ----------

Income (Loss) before equity in losses of
   Local Limited Partnerships                                     (324,452)        (325,352)        99,047

Equity in losses of Local Limited
   Partnerships (Note 3)                                        (2,083,625)      (1,922,556)      (881,551)
                                                              ------------    -------------     ----------

Net Loss                                                      $ (2,408,077)   $  (2,247,908)    $ (782,504)
                                                              ============    =============     ==========


Net Loss allocated to:
   General Partner                                            $    (24,081)   $     (22,479)    $   (7,825)
   Limited Partners                                             (2,383,996)      (2,225,429)      (774,679)
                                                              ------------      -----------     ----------
                                                              $ (2,408,077)   $  (2,247,908)    $ (782,504)
                                                              ============    =============     ==========

Net Loss per Limited Partnership Unit
    (36,497 Units)                                            $    (65.32)    $      (60.98)    $    (21.23)
                                                              ===========     =============     ===========

The accompanying notes are an integral part of these financial statements.

        BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                For the Years Ended March 31, 1998, 1997 and 1996


                                                                                     Net
                                                    Initial       Investor       Unrealized
                                      General       Limited        Limited          Gains
                                     Partner        Partner       Partners        (Losses)     Total

Balance at March 31, 1995           $  3,233        $   100    $ 31,948,825      $ 16,232      $31,968,390

Refund of other issuance
   expenses                                -              -           5,832             -            5,832

Net change in net unrealized gains
   on marketable securities
   available for sale                      -              -               -       (16,766)         (16,766)

Net Loss                              (7,825)             -        (774,679)            -         (782,504)
                                    --------        -------    ------------      --------     ------------

Balance at March 31, 1996             (4,592)           100      31,179,978          (534)      31,174,952

Net change in net unrealized losses
   on marketable securities
   available for sale                      -              -               -       (16,306)         (16,306)

Net Loss                             (22,479)             -      (2,225,429)            -       (2,247,908)
                                    --------        -------    ------------      --------     ------------

Balance at March 31, 1997            (27,071)           100      28,954,549       (16,840)      28,910,738

Net change in net unrealized losses
   on marketable securities
   available for sale                      -              -               -        16,741           16,741

Net Loss                             (24,081)             -      (2,383,996)            -       (2,408,077)
                                    --------        -------    ------------      --------     ------------

Balance at March 31, 1998           $(51,152)       $   100    $ 26,570,553      $    (99)    $ 26,519,402
                                    ========        =======    ============      =========    ============


The accompanying notes are an integral part of these financial statements.

        BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS

                For the Years Ended March 31, 1998, 1997 and 1996

                                                              1998               1997             1996
                                                          -------------     -------------     --------

Cash flows from operating activities:
   Net Loss                                               $  (2,408,077)    $  (2,247,908)    $   (782,504)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
   Equity in losses of Local Limited Partnerships             2,083,625         1,922,556          881,551
   Amortization                                                  39,944            37,184           31,530
   (Gain) loss on sale of securities                              9,053             1,618          (41,560)
   Interest income on interim loan                                    -                 -          (86,627)
   Increase (decrease) in cash arising from
     changes in operating assets and liabilities:
   Other assets                                                   7,452             6,311           (3,716)
   Accounts payable to affiliate                                189,923            (2,607)        (130,629)
   Accrued expenses                                             (48,879)           67,768          (39,457)
                                                          -------------     -------------     ------------
Net cash used for operating activities                         (126,959)         (215,078)        (171,412)
                                                          -------------     -------------     ------------

Cash flows from investing activities:
   Investment in Local Limited Partnerships                    (451,360)       (2,716,626)      (6,923,298)
   Proceeds from the sale of Local
     Limited Partner interest                                         -                 -          260,840
   Restricted cash                                              503,031           866,333       (1,369,364)
   Purchases of marketable securities                        (1,347,016)       (4,152,845)      (6,716,573)
   Proceeds from sales and maturities of
     marketable securities                                    1,311,156         6,402,126        4,607,078
   Payment of acquisition expenses                                                   (888)        (119,721)
   Cash distributions received from Local
     Limited Partnerships                                        51,702            18,675            3,323
                                                          -------------     -------------     ------------
Net cash provided by (used for) investing activities             67,513           416,775      (10,257,715)
                                                          -------------     -------------     ------------

Cash flows from financing activities:
   Refund of other issuance expenses                                  -                 -            5,832
                                                          -------------     -------------     ------------
Net cash provided by financing activities                             -                 -            5,832
                                                          -------------     -------------     ------------

Net increase (decrease) in cash and cash equivalents            (59,446)          201,697      (10,423,295)

Cash and cash equivalents, beginning of period                  273,412            71,715       10,495,010
                                                          -------------     -------------     ------------

Cash and cash equivalents, end of period                  $     213,966     $     273,412     $     71,715
                                                          =============     =============     ============

Non-cash investing activity:


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

The Partnership Agreement provides that all cash available for distribution will be distributed 99% to the Limited Partners and 1% to the General Partner. Sale or refinancing proceeds generally will be distributed first to the Limited Partners in an amount equal to their adjusted capital contributions; second, to the General Partner in an amount equal to its capital contributions; third, to the General Partner (after payment of the 6% return as set forth in Section
4.2.3 of the Partnership Agreement, and of any accrued but unpaid Subordinated Disposition Fee, a fee equal to 1% of the sales price of a property owned by a Local Limited Partnership) in such amount as is necessary to cause the General Partner to have received 5% of all distributions to the Partners; and lastly, 95% to the Limited Partners and 5% to the General Partner.

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

Under the terms of the Partnership Agreement, the Fund initially designated 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 1998, the General Partner has designated approximately $1,392,000 of marketable securities as such Reserve.

2.   Significant Accounting Policies

Basis of Presentation

The Fund accounts for its investments in Local Limited Partnerships using the equity method of accounting, because the Fund does not have a majority control of the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of income or loss of the Local Limited
Partnerships, additional investments, and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. The Fund has no obligation to fund liabilities of the Local Limited Partnerships beyond its

       BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

2.   Significant Accounting Policies (continued)

investment, therefore, a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred or distributions received when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income.

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

The Fund, as a limited partner in the Local Limited Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of tax credits. If the cost of operating a property exceeds the rental income earned thereon, the Fund may deem it in its best interest to voluntarily provide funds in order to protect its investment.

The General Partners have decided to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 1997, 1996 and 1995.

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

Cash Equivalents

Cash and cash equivalents consists of short-term money market instruments with maturities of 90 days or less at acquisition and approximate fair value.

Marketable Securities

The Fund's investments in securities are classified as "Available for Sale" securities and reported at fair value as reported by the brokerage firm at which the securities are held. Realized gains and losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate components of partners' equity.

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

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The standard requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The standard is effective for fiscal years beginning after December 15, 1997. The Fund will adopt the new standard beginning in the first quarter of the fiscal year ending March 31, 1999, but it is not expected to have a significant effect on the Fund's financial position or results of operations.


Reclassifications

Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

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

The following is a summary of Investments in Local Limited Partnerships at March 31, 1998, 1997 and 1996:

                                                         1998                  1997             1996
                                                    -------------         ------------      --------

Capital Contributions paid to Local
   Limited Partnerships                              $ 29,264,859         $ 28,813,499      $ 26,096,873

Cumulative equity in losses of Local
   Limited Partnerships                                (5,048,889)          (2,965,264)       (1,042,708)

Cumulative cash distributions received
   from Local Limited Partnerships                        (83,700)             (31,998)          (13,323)
                                                    -------------         ------------       -----------


       BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

3.   Investments in Local Limited Partnerships (continued)

                                                         1998                  1997             1996
                                                    -------------         ------------      --------

Investments in Local Limited Partnerships
   before adjustments                                  24,132,270           25,816,237        25,040,842

Excess of investment cost over the underlying net assets acquired:

     Acquisition fees and expenses                      1,048,010            1,048,010         1,047,122

     Accumulated amortization of acquisition
         fees and expenses                                (80,946)             (51,002)          (23,818)
                                                    -------------         ------------      ------------
Investments in Local Limited Partnerships           $  25,099,334         $ 26,813,245      $ 26,064,146
                                                    =============         ============      ============


Summarized financial information as of December 31, 1997, 1996 and 1995, (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of the ten Local Limited Partnerships in which the Fund was invested in as of the that date is as follows:

Summarized Balance Sheets - as of December 31,
                                                                1997               1996               1995
                                                            ------------      ------------      ----------

Assets:
   Investment property, net                                 $ 67,138,525      $69,714,031       $72,182,803
   Current assets                                                809,218          975,295         1,426,201
   Other assets                                                2,641,507        2,397,633         1,482,127
                                                            ------------      ------------      -----------
     Total Assets                                           $ 70,589,250      $73,086,959       $75,091,131
                                                            ============      ===========       ===========

Liabilities and Partners' Equity:
   Long-term debt                                           $ 37,840,199      $38,197,782       $32,215,729
   Current liabilities                                         1,933,699        1,768,369         5,254,907
   Other liabilities                                           5,449,430        5,853,703        11,498,129
                                                            ------------     ------------      ------------
     Total Liabilities                                        45,223,328       45,819,854        48,968,765

   Fund's Equity                                              24,115,216       25,784,519        24,398,930
   Other Partners' Equity                                      1,250,706        1,482,586         1,723,436
                                                            ------------      ------------      -----------
     Total Liabilities and Partners' Equity                 $ 70,589,250      $73,086,959       $75,091,131
                                                            ============      ===========       ===========

Summarized Income Statements - for
the year ended December 31,

Rental and other income                                     $  7,474,866      $  7,594,918      $   4,565,920
                                                            ------------      ------------      -------------

Expenses:
   Operating                                                   3,805,760         3,691,624          1,990,693
   Depreciation and amortization                               2,786,344         2,841,824          1,817,463
   Interest                                                    3,133,964         3,169,226          1,777,036
                                                            ------------      ------------      -------------
     Total Expenses                                            9,726,068         9,702,674          5,585,192
                                                            ------------      ------------      -------------

Net Loss                                                    $ (2,251,202)     $ (2,107,756)     $  (1,019,272)
                                                            ============      ============      =============

Fund's share of net loss                                    $ (2,083,625)     $ (1,922,556)     $    (881,551)
                                                            ============      ============      =============
Other Partners' share of net loss                           $   (167,577)     $   (185,200)     $    (137,721)
                                                            ============      ============      =============


       BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

3.   Investments in Local Limited Partnerships (continued)

The Fund's equity as reflected by the Local Limited Partnerships of $24,115,216 differs from the Fund's Investments in Local Limited Partnerships before adjustments of $24,132,270 principally because of differences in miscellaneous items.


4.   Marketable Securities

A summary of marketable securities is as follows:

                                                              Gross                 Gross
                                                           Unrealized            Unrealized            Fair
                                           Cost               Gains                Losses               Value

Debt securities issued by the
   US Treasury                          $ 1,303,088       $      1,575           $    (2,224)   $    1,302,439

Mortgage backed securities                  183,235                550                     -           183,785
                                        -----------        -----------           -----------       -----------

Marketable securities
   at March 31, 1998                    $ 1,486,323        $     2,125           $    (2,224)      $ 1,486,224
                                        ===========        ===========           ============      ===========


Debt securities issued by the
   US Treasury                          $ 1,237,287        $        78           $   (12,799)      $ 1,224,566

Other debt securities                       222,229                  -                (4,119)          218,110
                                        -----------        -----------           -----------       -----------

Marketable securities
   at March 31, 1997                    $ 1,459,516        $        78           $   (16,918)      $ 1,442,676
                                        ===========        ===========           ===========       ===========


The contractual maturities at March 31, 1998 are as follows:

                                                                                       Fair
                                                                       Cost            Value

Due in one year or less                                            $   753,287      $   753,193
Due in one to five years                                               549,801          549,246
Mortgage backed securities                                             183,235          183,785
                                                                   -----------      -----------
                                                                   $ 1,486,323      $ 1,486,224
                                                                   ===========      ===========

Proceeds from sales and maturities of marketable securities were approximately $1,311,000, $6,402,000 and $4,607,000 in 1998, 1997 and 1996, respectively.
Included in investment income are gross gains of $2,329 and gross losses of $11,382 which were realized on the sales in the year ended March 31, 1998, gross gains of $257 and gross losses of $1,875 which were realized on the sales in the year ended March 31, 1997 and gross gains of $41,560 which were realized on the sales in the year ended March 31, 1996.

       BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

5.   Transactions with Affiliates

In accordance with the Partnership Agreement, the Fund is required to pay certain fees to and reimburse expenses of the General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $4,664,369 have been charged directly to Limited Partners' equity. In connection therewith, $2,828,918 of selling expenses and $1,835,451 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the General Partner. The Fund may be required to pay a non-accountable expense allowance for marketing expense equal to a maximum of 1% of Gross Proceeds. The Fund has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partner. Total organization and offering expenses, exclusive of selling commissions and underwriting advisory fees, did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds.

In accordance with the Partnership Agreement, the Fund is required to pay acquisition fees to and reimburse acquisition expenses of the General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees total 6.0% of Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of Gross Proceeds. Acquisition fees totaling $2,189,820 have been paid to an affiliate of the General Partner for the closing of the Fund's Local Limited Partnership Investments. Approximately $1,477,000 of these fees are classified as capital contributions to Local Limited Partnerships in Note 3 to the Financial Statements. Acquisition expenses totaling $335,196 at March 31, 1998 have been reimbursed to an affiliate of the General Partner.

An affiliate of the General Partner receives the base amount of .556% (as adjusted by the CPI factor) of Gross Proceeds annually as an Asset Management Fee for administering the affairs of the Fund. Asset Management Fees of $199,592, $193,635 and $188,630 for the years ended March 31, 1998, 1997 and
1996, respectively, have been included in expenses. Included in accounts payable to affiliates at March 31, 1998 and 1997 is $255,527 and $55,934 of Asset Management Fees due to an affiliate of the General Partner.

An affiliate of the General Partner is reimbursed for the actual cost of the Fund's operating expenses. Included in general and administrative expenses for the years ended March 31, 1998, 1997 and 1996, is $93,551, $108,120 and
$119,711, respectively, that the Fund has paid as reimbursement for salaries and benefits. As of March 31, 1998 and 1997, $13,290 and $22,960, respectively, is payable to an affiliate of the General Partner for salaries and benefits.

BFPM, an affiliate of the Managing General Partner, currently manages Beaverdam Creek, a property in which the Fund has invested. The property management fee charged is equal to 4% of cash receipts. Included in operating expenses in the summarized income statements in Note 3 to the Financial Statements is $29,440 and $27,556 of fees earned by BFPM for the years ended December 31, 1997 and 1996, respectively. Property construction was completed in September, 1995 and, as a result, no fees were earned prior to the year ended December 31, 1996.

       BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

6.   Federal Income Taxes

A reconciliation of the loss reported in the Statements of Operations for the fiscal years ended March 31, 1998, 1997 and 1996 to the loss reported for federal income tax purposes for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                                     1998                 1997             1996
                                                                -------------        ------------       -------

Net Income (Loss) per Statement of Operations                   $  (2,408,077)       $ (2,247,908)      $  (782,504)

   Adjustment for equity in losses of Local Limited
     Partnerships for financial reporting purposes
     over (under) equity in losses for tax purposes                  (782,833)           (557,984)         (240,809)

   Adjustment to reflect March 31, fiscal year-end
     to December 31, tax year-end                                      33,895              (7,036)          144,148

Related party expenses not paid at December 31,
    not deductible for tax purposes                                   204,761              95,955            46,853

Related party expenses paid in current year but expensed
   for financial reporting purposes in prior year                     (95,955)            (46,853)          (45,917)

Adjustment for amortization for financial reporting
   purposes over (under) amortization for tax purposes                 (8,165)            (10,925)            4,398
                                                                -------------        ------------       -----------

Net Income (Loss) for federal income tax purposes               $  (3,056,374)       $ (2,774,751)      $  (873,831)
                                                                =============        ============       ===========

The differences of the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes as of March 31, 1998 are as follows:

                                                      Financial                  Tax
                                                      Reporting               Reporting
                                                      Purposes                Purposes          Differences


Investments in Local Limited Partnerships          $  25,099,334           $  23,389,613       $   1,709,721
                                                   =============           =============       =============
Other assets                                       $   1,728,632           $   6,557,459       $  (4,828,827)
                                                   =============           =============       =============
Liabilities                                        $     308,564           $      36,539       $     272,025
                                                   =============           =============       =============

The differences in assets and liabilities of the Fund for financial reporting purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $1,564,000 greater than for financial reporting purposes; (ii) the amortization of acquisition fees for tax return purposes exceeds financial reporting purposes by approximately $13,000; (iii) organizational and offering costs of approximately $4,664,000 that have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes and
(iv) related party expenses which are deductible for financial reporting purposes of approximately $110,000, but are not deductible for tax reporting purposes.

       BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

7.   Federal Income Taxes (continued)

The differences of the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 1997 are as follows:


                                                      Financial                  Tax
                                                      Reporting               Reporting
                                                      Purposes                Purposes          Differences

Investments in Local Limited Partnerships          $  26,813,245           $  25,908,789       $     904,456
                                                   =============           =============       =============
Other Assets                                       $   2,265,013           $   7,128,317       $  (4,863,304)
                                                   =============           =============       =============
Liabilities                                        $     167,520           $      70,199       $      97,321
                                                   =============           =============       =============


The differences in assets and liabilities of the Fund for financial reporting purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $781,000 greater than for financial reporting purposes; (ii) the amortization of acquisition fees for tax return purposes exceeds financial reporting purposes by approximately $5,000; (iii) approximately $14,000 of cash distributions received from Local Limited Partnerships during the quarter ended March 31, 1997 is not included in the Fund's Investments in Local Limited Partnerships for tax return purposes at December 31, 1996; (iv) organizational and offering costs of approximately $4,664,000 that have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes and (v) related party expenses which are deductible for financial reporting purposes of approximately $51,000, but are not deductible for tax reporting purposes.

Boston Financial Tax Credit Fund VIII, A Limited Partnership
Schedule III - Real Estate and Accumulated Depreciation of Property owned by Local Limited Partnerships
In which Registrant has Invested at March 31, 1998

                            COST OF INTEREST AT ACQU'N DATE                                   GROSS AMOUNT

                                                                                                AT WHICH
                                                                                               CARRIED AT
                                                                                              DECEMBER 31,
                                                                                                  1997
                                              --------------------------------------------------------------
                                                                                    NET IMPROVEMENTS
                          NUMBER    TOTAL                     BUILDINGS /      CAPITALIZED
                            OF      ENCUM-                    IMPROVEMENTS    SUBSEQUENT TO
DESCRIPTION               UNITS   BRANCES *       LAND        & EQUIPMENT      ACQUISITION        LAND
-----------               -----   ---------       ----        -----------      -----------        ----

Low and Moderate
   Income Apartment Complexes

Green Wood Apartments        164   $5,225,609      $412,500       $7,774,612         $662,116      $412,500
  Gallatin, TN
Webster Court Apartments      92    2,862,333       296,423        5,003,633           10,461       296,423
  Kent, WA
Springwood Apartments (2)    113    3,931,815       296,280        2,937,028        4,248,155       296,280
  Tallahassee, FL
Meadowwood of Pella           30    1,132,206       101,910        1,135,077          789,977        88,909
  Pella, IA
Hemlock Ridge                100    2,167,755        42,368        6,327,906        1,745,603        42,368
  Livingston Manor, NY
Pike Place Apartments        144    3,334,083       312,000        5,336,336                0       312,000
  Fort Smith, AR
West End Place               120    2,942,013       250,000        4,681,280                0       250,000
  Springdale, AR
Oak Knoll Renaissance        256    5,403,913             1        1,346,557        9,263,385       222,591
  Gary, IN
Beaverdam Creek              120    3,364,803       360,000          499,907        6,672,750     1,250,365
  Mechanicsville, VA
Live Oak Plantation          218    7,844,231     1,767,000        1,998,509       10,199,211     1,792,680
  West Palm Beach, FL
                          ==================================================================================
                            1357  $38,208,761    $3,838,482      $37,040,845      $33,591,658    $4,964,116
                          ==================================================================================





                                                                               LIFE ON
-------------------------------------------------------------------
                                                                                WHICH
                         BUILDINGS                                           DEPRECIATION
                            AND                      ACCUMULATED     DATE    IS COMPUTED    DATE
DESCRIPTION             IMPROVEMENTS      TOTAL     DEPRECIATION     BUILT     (YEARS)    ACQUIRED
-----------             ------------      -----     ------------     -----     -------    --------

Low and Moderate
   Income Apartment Complexes

Green Wood Apartments       $8,436,728  $8,849,228        $961,604   2/95      10 & 30    3/02/94
                                                                                years
  Gallatin, TN
Webster Court                5,014,094  $5,310,517         426,557   8/94      40 & 12    5/13/94
Apartments                                                                      years
  Kent, WA
Springwood                   7,185,183  $7,481,463       1,186,206   9/95      10 & 30    12/15/94
Apartments (2)                                                                  years
  Tallahassee, FL
Meadowwood of Pella          1,938,055  $2,026,964         144,181   8/95      Useful     6/03/94
                                                                                Lives
  Pella, IA
Hemlock Ridge                8,073,509  $8,115,877         961,051   5/95      Useful     4/29/94
                                                                                Lives
  Livingston Manor,
NY
Pike Place Apartments        5,336,336  $5,648,336         634,787   12/94    7 & 27.5    1/31/94
                                                                                years
  Fort Smith, AR
West End Place               4,681,280  $4,931,280         546,223   12/94    7 & 27.5    1/12/94
                                                                                years
  Springdale, AR
Oak Knoll                   10,387,352 $10,609,943       1,024,183   11/95     Useful     11/01/94
Renaissance                                                                     Lives
  Gary, IN
Beaverdam Creek              6,282,292  $7,532,657         574,919   9/95      Useful     11/16/94
                                                                                Lives
  Mechanicsville, VA
Live Oak Plantation         12,172,040 $13,964,720         872,749   11/95     Useful     6/28/94
                                                                                Lives
  West Palm Beach, FL
                      =============================================
                           $69,506,869 $74,470,985      $7,332,460
                      =============================================


(1)  Total   aggregate  for  Federal   Income  Tax  purposes  is   approximately
$74,471,000.

(2) Boston Financial Tax Credit Fund VIII has an 80% ownership interest in Springwood Apartments, A Limited Partnership

                        * Mortgage    notes    payable    generally    represent
                          non-recourse financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 5.65% to 10.62%. The Partnership has not guaranteed any of these mortgage notes payable.

Schedule III - Real Estate and Accumulated Depreciation of Property owned by Local Limited Partnerships
In which Registrant has Invested at March 31, 1998
(continued)


A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1997, 1996 and 1995.

Real Estate Investments                1997                       1996                        1995
--------------------------       -----------------         -------------------        ----------------------

Balance at beginning of period        $74,361,818                 $74,142,268                   $40,879,327
Additions during period                   109,167                     219,550                    33,262,941
Less retirements during period                  0                           0                             0

                                 =================         ===================        ======================
Balance at close of
period                                $74,470,985                 $74,361,818                   $74,142,268
                                 =================         ===================        ======================

Accumulated Depreciation               1997                       1996                        1995
--------------------------       -----------------         -------------------        ----------------------

Balance at beginning of period
                                       $4,647,787                  $1,959,465                    $  174,709
Depreciation                            2,684,673                   2,688,322                     1,784,756
Less retirements                                0                           0                             0
                                 =================         ===================        ======================
Balance at close of
period                                 $7,332,460                  $4,647,787                    $1,959,465
                                 =================         ===================        ======================

                          Annual Report on Form 10-K
                        For the Year Ended March 31, 1998
                         Reports of Independent Auditors

[Letterhead]

[LOGO]
Keiter, Stevens, Hurst, Gary & Shreaves
A Professional Corporation

           REPORT OF INDEPENDENT AUDITORS

To the Partners of
Beaverdam Creek Associates, L.P.

We have audited the accompanying statement of assets, liabilities and partners' capital of Beaverdam Creek Associates, L.P., a Virginia Limited Partnership (the "Partnership") as of December 31, 1997 and the related statements of changes in partners' capital accounts, profit and loss, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of Beaverdam Creek Associates, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 27, 1998 on our consideration of Beaverdam Creek Associates' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

/s/ Keiter, Stevens, Hurst, Gary & Shreaves
Keiter, Stevens, Hurst, Gary & Shreaves
Richmond, Virginia
January 27, 1998

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

/s/ Keiter, Stevens, Hurst, Gary & Shreaves
Keiter, Stevens, Hurst, Gary & Shreaves
Richmond, Virginia
January 29, 1997

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

/s/ Keiter, Stevens, Hurst, Gary & Shreaves
Keiter, Stevens, Hurst, Gary & Shreaves
Richmond, Virginia
February 14, 1996

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP

Independent Auditors' Report

The Partners
Green Wood Apartments,
A Limited Partnership:

We have audited the balance sheets of Green Wood Apartments, A Limited Partnership as of December 31, 1997 and 1996, and the related statements of loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Wood Apartments, A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
Atlanta, GA
February 16, 1998

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

/s/ KPMG Peat Marwick LLP
Atlanta, GA
February 7, 1997

[Letterhead]

[LOGO]
HASSON LAIBLE & CO., P.S.

INDEPENDENT AUDITOR'S REPORT

To the General Partners of
Webster Court Apartments Limited Partnership:

We have audited the accompanying balance sheet of Webster Court Apartments, Limited Partnership, a Washington Limited Partnership, as of December 31, 1997, and the related statements of income and partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webster Court Apartments, Limited Partnership as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Hasson Laible & Co.
Seattle, Washington
February 9, 1998

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

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP

Independent Auditors' Report

The Partners
Springwood Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Springwood Apartments, A Limited Partnership as of December 31, 1997 and 1996 and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springwood Apartments, A Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
Atlanta, GA
February 16, 1998

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

/s/ KPMG Peat Marwick LLP
Atlanta, GA
February 7, 1997

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners RMH Associates, L.P.

We have audited the accompanying balance sheets of RMH Associates, L.P. as of December 31, 1997 and 1996, and the related statements of income and expense and cash flows in the form prescribed by New York State Division of Housing and Community Renewal (DHCR) for the year ended December 31, 1997. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMH Associates, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 24, 1998 on our consideration of RMH Associates, L.P. internal control structure and on its compliance with specific requirements applicable to non major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman
Bethesda, Maryland                   Federal Employer
January 24, 1998                       Identification Number:
                                                    52-1088612

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

/s/Reznick Fedder & Silverman
Bethesda, Maryland                   Federal Employer
February 4, 1997                       Identification Number:
                                                    52-1088612

Audit Principal:  Lester A. Kanis

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners RMH Associates, L.P.


We have audited the accompanying balance sheets of RMH Associates, L.P. as of December 31, 1995 and 1994, and the related statements of income and expense and cash flows in the form prescribed by New York State Division of Housing and Community Renewal (DHCR) for the year ended December 31, 1995. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated February 4, 1996 on our consideration of RMH Associates, L.P. internal control structure and on its compliance with specific requirements applicable to non major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman
Bethesda, Maryland                   Federal Employer
February 4, 1996                       Identification Number:
                                                    52-1088612

Audit Principal:  Lester A. Kanis

[Letterhead]

[LOGO]
VMcHC & S Vroman, McGowen, Hurst, Clark & Smith P.C.

INDEPENDENT AUDITOR'S REPORT

To the Partners
Meadow Wood Associates of Pella, L.P.
Des Moines, Iowa

We have audited the accompanying balance sheets of Meadow Wood Associates of Pella, L.P. (a limited partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadow Wood Associates of Pella, L.P., as of December 31, 1997 and 1996, and the results of its operations, changes in its partners' capital, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Vroman, McGowen, Hurst, Clark & Smith P.C.
Des Moines, Iowa
January 31, 1998

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

[Letterhead]

[LOGO]
Rick J. Tanneberger
Certified Public Accountant

Independent Auditor's Report

The Partners
Pike Place, A Limited Partnership

We have audited the accompanying balance sheets of Pike Place, A Limited Partnership, as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pike Place, A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR
January 31, 1998

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


/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR
February 13, 1997

[LOGO]
Rick J. Tanneberger
Certified Public Accountant

Independent Auditor's Report

The Partners
West End Place, A Limited Partnership

We have audited the accompanying balance sheets of West End Place, A Limited Partnership, as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West End Place, A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR
January 31, 1998

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


/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR
February 12, 1997

[Letterhead]

[LOGO]
Haran & Associates Ltd
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To the Partners
OAK KNOLL RENAISSANCE LIMITED PARTNERSHIP
Gary, Indiana

We have audited the accompanying balance sheet of OAK KNOLL RENAISSANCE LIMITED PARTNERSHIP (a Limited Partnership) as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of OAK KNOLL RENAISSANCE LIMITED PARTNERSHIP as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying supplementary information shown on Page 15 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Haran & Associates Ltd
Haran & Associates Ltd
Certified Public Accountant
Wilmette, Illinois
Illinois Certificate No. 060-002892
Employer Identification No. 36-3097692
January 16, 1998

[Letterhead]

[LOGO]
Haran & Associates Ltd
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To the Partners
OAK KNOLL RENAISSANCE LIMITED PARTNERSHIP
Gary, Indiana

We have audited the accompanying balance sheet of OAK KNOLL RENAISSANCE LIMITED PARTNERSHIP (a Limited Partnership) as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


/s/ Haran & Associates Ltd
Haran & Associates Ltd
Certified Public Accountant
Wilmette, Illinois
Illinois Certificate No. 060-002892
Employer Identification No. 36-3097692
January 18, 1997

[Letterhead]

[LOGO]
Haran & Associates Ltd
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To the Partners
OAK KNOLL RENAISSANCE LIMITED PARTNERSHIP
Gary, Indiana

We have audited the accompanying balance sheet of OAK KNOLL RENAISSANCE LIMITED PARTNERSHIP (a Limited Partnership) as of December 31, 1995, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


/s/ Haran & Associates Ltd
Haran & Associates Ltd
Certified Public Accountant
Wilmette, Illinois
Illinois Certificate No. 060-002892
Employer Identification No. 36-3097692
February 2, 1996

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Schickendanz Bros. - Palm Beach Ltd.

We have audited the accompanying balance sheet of Schickendanz Bros. - Palm Beach Ltd. as of December 31, 1997, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Schickendanz Bros. - Palm Beach Ltd., as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Reznick Fedder & Silverman
Atlanta, Georgia
January 21, 1998

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Schickendanz Bros. - Palm Beach Ltd., as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

/s/Reznick Fedder & Silverman

Bethesda, Maryland
January 30, 1996

                                             FINANCIAL STATEMENTS AND
                                            INDEPENDENT AUDITORS' REPORT

                                                SCHICKEDANZ BROS. -
                                                  PALM BEACH, LTD.

                                                  DECEMBER 31, 1997

                                        Schickedanz Bros. - Palm Beach, Ltd.

                                                  TABLE OF CONTENTS



                                                                           PAGE

INDEPENDENT AUDITORS' REPORT                                                 3


FINANCIAL STATEMENTS


         BALANCE SHEET                                                       4


         STATEMENT OF OPERATIONS                                             6


         STATEMENT OF PARTNERS' EQUITY                                       7


         STATEMENT OF CASH FLOWS                                             8


         NOTES TO FINANCIAL STATEMENTS                                       9

                                            INDEPENDENT AUDITORS' REPORT



To the Partners
Schickedanz Bros. - Palm Beach, Ltd.

         We have audited the accompanying balance sheet of Schickedanz Bros. - Palm Beach, Ltd., as of December 31, 1997, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Schickedanz Bros. Palm Beach, Ltd., as of December 31, 1997, and the results of its operations, and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



Atlanta, Georgia
January 21, 1998

                      Schickedanz Bros. - Palm Beach, Ltd.






                                  BALANCE SHEET

                                December 31, 1997
--------------------------------------------------------------------------------------------------------------------
                                                      ASSETS
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Current Assets
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Cash                                                                                        $           43,421
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Tenants accounts receivable                                                                             29,816
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Prepaid insurance                                                                                       15,506
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

                                                                                                   -----------------
                                                                                                   -----------------
         Total Current Assets                                                                                88,743
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Reserves and Deposits
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Reserve for replacements                                                                                75,441
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Tax and insurance escrow                                                                               243,950
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Total Reserves and Deposits                                                                        319,391
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Fixed Assets
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Land                                                                                                 1,792,680
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
     Building                                                                                            11,711,351
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
     Furniture and equipment                                                                                460,689
------------------------------------------------------------------------------------------------   -----------------
------------------------------------------------------------------------------------------------   -----------------

------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
         Total Fixed Assets                                                                              13,964,720
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
     Less accumulated depreciation                                                                        (872,749)
------------------------------------------------------------------------------------------------   -----------------
------------------------------------------------------------------------------------------------   -----------------

------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
                                                                                                         13,091,971
------------------------------------------------------------------------------------------------   -----------------
------------------------------------------------------------------------------------------------   -----------------

------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Other Assets
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
     Organization costs, net of accumulated amortization of $9,798                                            9,798
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
     Compliance monitoring fees, net of accumulated amortization of $2,145                                   16,245
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
     Letter of credit fees, net of accumulated amortization of $4,671                                         1,341
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
     Loan fees, net of accumulated amortization of $25,400                                                  208,830
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Total Other Assets                                                                                 236,214
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
                                                                                                 $       13,736,319
--------------------------------------------------------------------------------------------------------------------






                                          See notes to financial statements


                            BALANCE SHEET (Continued)

                                December 31, 1997

--------------------------------------------------------------------------------------------------------------------
                                         LIABILITIES AND PARTNERS' EQUITY
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------   -----------------
------------------------------------------------------------------------------------------------   -----------------
Current Liabilities
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
     Accounts payable                                                                            $           35,008
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
     Tenant security deposits                                                                                69,129
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
     Prepaid rents                                                                                            5,422
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
     Due to affiliate                                                                                        18,978
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
     Accrued management fees                                                                                 11,394
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
     Accrued interest payable                                                                               241,546
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
     Accrued real estate taxes                                                                              173,734
------------------------------------------------------------------------------------------------   -----------------
------------------------------------------------------------------------------------------------   -----------------

------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                                          555,211
------------------------------------------------------------------------------------------------   -----------------
------------------------------------------------------------------------------------------------   -----------------

------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Long-Term Debt
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
     Note payable - Newport Mortgage                                                                      6,428,231
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
     Note payable - HOME                                                                                  1,416,000
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
     Developer fee payable                                                                                  939,704
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Total Long-Term Liabilities                                                                      8,783,935
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Commitments and Contingencies                                                                                     -
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Partners' Equity                                                                                          4,397,173
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
                                                                                                 $       13,736,319
--------------------------------------------------------------------------------------------------------------------


                            See notes to Financial Statements


                             STATEMENT OF OPERATIONS
                          Year ended December 31, 1997
--------------------------------------------------------------------------------------------------------------------
Revenue
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Rental income                                                                               $        1,390,102
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Other income                                                                                            28,200
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
                                                                                                          1,418,302
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Operating Expenses
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Administrative expenses
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Advertising                                                                                          2,162
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Office salaries                                                                                     38,916
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Management fees                                                                                     70,914
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Professional fees                                                                                   12,751
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Office expenses                                                                                     11,932
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Tenant bad debts                                                                                    85,468
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         General administrative                                                                               2,071
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Tenant credit reports                                                                                  895
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
              Total administrative expenses                                                                 225,109
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Repairs and maintenance
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Repairs and maintenance                                                                            196,142
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Utilities                                                                                          102,970
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Janitorial and cleaning                                                                             52,941
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Trash removal                                                                                       28,311
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Exterminating                                                                                        2,508
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
              Total repairs and maintenance                                                                 382,872
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
     Taxes and insurance
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Real estate taxes                                                                                  151,615
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Payroll taxes                                                                                        8,152
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Property and liability insurance                                                                    49,536
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Workers' compensation                                                                                4,641
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Health insurance and other benefits                                                                 11,480
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Other taxes and insurance                                                                              623
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
              Total taxes and insurance                                                                     226,047
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Interest on mortgage notes                                                                             689,032
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
              Total operating expenses                                                                    1,523,060
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Loss from operations before depreciation and amortization                                        (104,758)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Depreciation expense                                                                                   375,078
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Amortization expense                                                                                    23,766
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
                  Net loss                                                                       $        (503,602)
--------------------------------------------------------------------------------------------------------------------

                         See notes to Financial Statements


                                            STATEMENT OF PARTNERS' EQUITY

                                            Year ended December 31, 1997

--------------------------------------------------------------------------------------------------------------------


                                                            General Partner    Limited Partners
                                                                                                        Total
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                                $         (6,710)  $     4,907,485       $  4,900,775

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------
------------------------------------------------------------
Net loss                                                            (5,036)         (498,566)          (503,602)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                $        (11,746)  $     4,408,919  $       4,397,173
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Partnership percentage                                                   1%               99%               100%
--------------------------------------------------------------------------------------------------------------------

                               See notes to Financial Statements

                                               STATEMENT OF CASH FLOWS

                                            Year ended December 31, 1997

--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Net loss                                                                                    $        (503,602)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
     Adjustments to reconcile net loss to net cash provided by                                              375,078
     operating activities
         Depreciation
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Amortization                                                                                        23,766
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
     Decrease (increase) in assets
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Tenants accounts receivable                                                                         11,162
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Prepaid insurance                                                                                    2,140
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Prepaid expenses - other                                                                               520
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Tax and insurance escrow                                                                         (178,055)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
     Increase (decrease) in liabilities
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Accounts payable                                                                                    40,074
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Accrued management fees                                                                           (12,986)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Tenant security deposits                                                                           (4,273)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Real estate tax payable                                                                            173,734
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Accrued interest payable                                                                           117,990
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Prepaid rents                                                                                        5,422
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                                           50,970
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Deposits to reserve for replacements                                                                  (29,975)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Withdrawals from reserve for replacement                                                                 8,291
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                                             (21,684)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Loan repayments                                                                                       (42,816)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Letter of credit fees                                                                                  (2,686)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                                                             (45,502)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         NET DECREASE IN CASH                                                                              (16,216)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Cash, beginning                                                                                              59,637
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Cash, ending                                                                                     $           43,421
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information                                                            571,042
     Cash paid during the year for interest                                                      $
--------------------------------------------------------------------------------------------------------------------

                              See notes to Financial Statements

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1997

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Schickedanz Bros. - Palm Beach, Ltd., (the "Partnership") was formed as a limited partnership on June 22, 1994 under the laws of the state of Florida, for the purpose of acquiring, constructing, developing, and operating a low-income residential housing project Live Oak Plantation Apartments (the "Project") consists of 218 rental units located in West Palm Beach, Florida.

         The Project consists of 6 buildings which have each qualified for and been allocated low-income housing tax credits pursuant to Internal Revenue Code Section 42 ("Section 42"), which regulates the use of the Project as to occupant eligibility and unit gross rent, among other requirements. Each building of the Project must meet the provisions of these regulations during each of 15 consecutive years in order to remain qualified to receive the credits. In addition, Schickedanz Bros.
         - Palm Beach, Ltd., has executed a Land Use Restriction Agreement which requires the utilization of the Project pursuant to Section 42 for a minimum of 35 years, even after disposition of the Project by the Partnership.

         A summary of significant accounting policies follows.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Rental Property

         Rental property is carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets of operations over seven to forty years by use of the straight-line method for financial reporting purposes.

                      Schickedanz Bros. - Palm Beach, Ltd.

                                December 31, 1997

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Amortization

         Organization costs are amortized over 60 months using the straight-line method.

         Compliance monitoring fees are amortized over the 15 year compliance period.

         Letter of credit fees are amortized over the term of the letter of credit.

         Loan fees are amortized over the term of the mortgage loan using the straight-line method.

         Rental Income

         Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned. All leases between the Partnership and tenants of the property are operating leases.

         Income Taxes

         No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

NOTE B - LONG-TERM DEBT

         The Partnership has a first mortgage in the original amount of $6,493,000 with Newport Mortgage Company, L.P. The loan bears interest at 8.94 percent and is payable in monthly interest and principal installments of $51,964 until maturity on July 7, 2026. As of December 31, 1997, $6,428,231 is outstanding on the mortgage.

         The Partnership has a second mortgage note in an amount not to exceed $1,531,000 with the Florida Housing Finance Agency under the HOME Investment Partnership Program. The note bears interest at the Applicable Federal Rate for long-term obligations in effect under Internal Revenue Code Section 1274 (d)(1). Interest is payable at the rate of 3 percent on June 30th of each year commencing in 1995. Deferred interest is compounded annually and is due together with the principal balance on February 28, 2025. As of December 31, 1997, $1,416,000 is outstanding under the loan.

         The liability of the Partnership under the above loans is limited to the underlying value of the real estate collateral, improvements, easements or other interests, assignment of rents, assignment of leases, and personal property.

         Aggregate annual maturities of the mortgage payable over each of the next five years are as follows:

--------------------------------------------------------------------------------
                                HOME Loan       Newport Mortgage          Total
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 December 31, 1998    $               -  $           50,944  $           50,944
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
              1999                    -              55,690              55,690
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
              2000                    -              60,878              60,878
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
              2001                    -              66,549              66,549
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
              2002                    -              72,748              72,748
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
        Thereafter            1,416,000           6,121,422           7,537,422
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      $       1,416,000  $        6,428,231  $        7,844,231
--------------------------------------------------------------------------------

NOTE C - RELATED PARTY TRANSACTIONS

         Management Agreement

         The Partnership has entered into a management agreement and an incentive management agreement under which the general partner has agreed to provide management, operational, supervisory, maintenance, consultive, bookkeeping, financial, and reporting services to the Partnership.

         Under the agreement, the Partnership is required to pay the general partner management fees equal to 5 percent of gross collections as defined. During 1997, management fees of $70,914 were charged to operations.

         The managing general partner is entitled to receive an annual, noncumulative incentive management fee equal to 6 percent of gross revenues, as defined. The incentive management fee is payable only to the extent of cash flow available for distribution as defined in the partnership agreement. This fee will not be earned or paid until any outstanding project expense loans have been repaid and until any outstanding recapture amount has been paid to the investor limited partner under the terms of the partnership agreement. No incentive management fees were paid during 1997.

         Development Fees

         On September 26, 1994, the Partnership entered into a development agreement with Thirteen Development Corporation, an affiliate of the general partner, for services in connection with the development of the Project. During 1996, an amendment to the development agreement was executed replacing the former developer, Thirteen Development Corporation with the successor developer, Schickedanz Bros. - Pheasant Run Ltd., an affiliate of the general partner. This amendment discharged the former developer of all rights and responsibilities and bestowed these rights and responsibilities on the successor developer. As of December 31, 1997, the maximum developer fee has been incurred and the partnership's liability under this agreement was $939,704. This liability is expected to be repaid from future cash flow as set forth in the partnership agreement.

NOTE D - COMMITMENTS AND CONTINGENCIES

         The Project's low-income housing tax credits are contingent on its ability to maintain compliance with applicable sections of Section 42. Failure to maintain compliance with occupant eligibility, and/or unit gross rent, or to correct noncompliance within a specified time period could result in recapture of previously taken tax credits plus interest.

         Pursuant to its mortgage agreement, the Partnership is required to deposit $2,725 monthly, or $32,700 annually to a reserve for replacements. All required deposits have been made.

                                   F:\GROUP\PFACCTG\WORD\SEC97\SCHICK97.DOC

                                                       - 13 -

NOTE D - COMMITMENTS AND CONTINGENCIES (Continued)

         Pursuant to the HOME loan, the Partnership is required to rent at least 32 units to tenants whose income does not exceed 50 percent of Palm Beach County median annual income. This requirement must be met for a period of 35 years.

         Pursuant to the partnership agreement, the general partner is required to loan the Partnership amounts to cover operating deficits of the Project. The liability is limited to $550,000 for the first four years after the development obligation date and then it is limited to $100,000 until dissolution of the Partnership. Operating deficit loans are non-interest bearing and are repayable in accordance with the terms of the partnership agreement.

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                               SCHICKEDANZ BROS. -
                                 PALM BEACH LTD.

                                DECEMBER 31, 1996

                       Schickedanz Bros. - Palm Beach Ltd.

                                TABLE OF CONTENTS



                                                                         PAGE

INDEPENDENT AUDITORS' REPORT                                               3


FINANCIAL STATEMENTS


         BALANCE SHEET                                                     4


         STATEMENT OF OPERATIONS                                           6


         STATEMENT OF PARTNERS' EQUITY                                     7


         STATEMENT OF CASH FLOWS                                           8


         NOTES TO FINANCIAL STATEMENTS                                     9

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Schickedanz Bros. - Palm Beach Ltd.

         We have audited the accompanying balance sheet of Schickedanz Bros. - Palm Beach Ltd., as of December 31, 1996, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Schickedanz Bros. - Palm Beach Ltd., as of December 31, 1996, and the results of its operations, and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



Atlanta, Georgia
January 21, 1997

                       Schickedanz Bros. - Palm Beach Ltd.



                                  BALANCE SHEET

                                December 31, 1996

                                     ASSETS

Current Assets
     Cash                                                                                        $           59,637
     Tenants accounts receivable                                                                             40,978
     Prepaid insurance                                                                                       17,646
     Prepaid expenses - other                                                                                   520

                                                                                                   -----------------
                                                                                                   -----------------
         Total Current Assets                                                                               118,781

Reserves and Deposits
     Reserve for replacements                                                                                53,757
     Tax and insurance escrow                                                                                65,895

         Total Reserves and Deposits                                                                        119,652

Fixed Assets
     Land                                                                                                 1,792,680
     Building                                                                                            11,711,351
     Furniture and equipment                                                                                460,689

         Total Fixed Assets                                                                              13,964,720
     Less accumulated depreciation                                                                        (497,671)

                                                                                                         13,467,049

Other Assets
     Organization costs, net of accumulated amortization of $3,919                                           13,712
    Compliance monitoring fees, net of accumulated amortization of $919                                     17,471
     Letter of credit fees, net of accumulated amortization of $1,665                                         1,665
     Loan fees, net of accumulated amortization of $10,217                                                  224,446

         Total Other Assets                                                                                 257,294

                                                                                                 $       13,962,776


                                   (Continued)

                        See notes to financial statements


                            BALANCE SHEET (Continued)

                                December 31, 1996

                        LIABILITIES AND PARTNERS' EQUITY

Current Liabilities
     Accounts payable                                                                            $           25,306
     Tenant security deposits                                                                                73,402
     Accrued interest payable                                                                               123,556
     Accrued management fees                                                                                 12,986

         Total Current Liabilities                                                                          235,250

Long-Term Debt
     Note payable - Newport Mortgage                                                                      6,471,047
     Note payable - HOME                                                                                  1,416,000
     Developer fee payable                                                                                  939,704

         Total Long-Term Liabilities                                                                      8,826,751

Partners' Equity                                                                                          4,900,775

         Total Liabilities and Partners' Equity                                                  $       13,962,776




                             STATEMENT OF OPERATIONS
                          Year ended December 31, 1996
Revenue
     Rental income                                                                               $        1,429,450
     Other income                                                                                            34,241

                                                                                                          1,463,691

Expenses
     Administrative expenses
         Advertising                                                                                          5,049
         Office salaries                                                                                     33,156
         Management fees                                                                                     74,074
         Professional fees                                                                                   32,566
         Commissions                                                                                            950
         Office expenses                                                                                     14,604

         Tenant bad debts                                                                                    55,043
         General administrative                                                                               2,263
         Tenant credit reports                                                                                  497

              Total administrative expenses                                                                 218,202

     Operating and maintenance
         Repairs and maintenance                                                                             84,647
         Utilities                                                                                           89,689
         Janitorial and cleaning                                                                             48,036
         Trash removal                                                                                       28,469
         Exterminating                                                                                        3,869

              Total operating and maintenance                                                               254,710

     Taxes and insurance
         Real estate taxes                                                                                  137,695
         Payroll taxes                                                                                        8,025
         Property and liability insurance                                                                    60,843
         Worker's compensation                                                                                4,458
         Health insurance and other benefits                                                                  9,049
         Other taxes and insurance                                                                            4,501

              Total taxes and insurance                                                                     224,571

     Interest on mortgage notes                                                                             750,959

         Income from operations before depreciation and amortization                                         15,249

     Depreciation expense                                                                                   375,083

     Amortization expense                                                                                    84,159

                  Net loss                                                                       $        (443,993)

                          STATEMENT OF PARTNERS' EQUITY

                          Year ended December 31, 1996



                                                            General Partner    Limited Partners
                                                                                                        Total


Balance, December 31, 1995                                $         (2,270)  $        3,762,210  $        3,759,940

Capital contributions                                                     -           1,587,953           1,587,953

Distributions                                                             -             (3,125)             (3,125)

Net loss                                                            (4,440)           (439,553)           (443,993)

Balance, December 31, 1996                                $         (6,710)  $        4,907,485  $        4,900,775

Partnership percentage                                                   1%                 99%                100%


                             STATEMENT OF CASH FLOWS

                          Year ended December 31, 1996

Cash flows from operating activities
     Net loss                                                                                    $         (443,993)
     Adjustments to reconcile net loss to net cash provided by
     operating activities
         Depreciation                                                                                       375,083
         Amortization                                                                                        84,159
     Decrease (increase) in assets
         Tenants accounts receivable                                                                         15,815
         Prepaid insurance                                                                                   10,509
         Prepaid expenses - other                                                                              (520)
         Tax and insurance escrow                                                                           (65,895)
     Increase (decrease) in liabilities
         Accounts payable                                                                                      (965)
         Accrued management fees                                                                             12,986
         Tenant security deposits                                                                               880
         Real estate tax payable                                                                            (14,871)
         Accrued interest payable                                                                            86,006

         Net cash provided by operating activities                                                           59,194

Cash flows from investing activities
     Compliance monitoring fees                                                                             (18,390)
     Deposits to reserve for replacements                                                                   (53,757)

         Net cash used in financing activities                                                              (72,147)

Cash flows from financing activities
     Capital contributions received                                                                       1,587,953
     Distributions paid                                                                                      (3,125)
     Payments of  amounts due to affiliates                                                              (1,767,295)
     Developer fee paid                                                                                    (460,296)
     Decrease in accounts payable - development                                                            (105,784)
     Proceeds from note payable - Newport Mortgage                                                        6,471,047
     Increase in loan costs                                                                                (174,926)
     Letter of credit fees                                                                                   (3,330)
     Proceeds from note payable - HOME                                                                       29,560
     Payoff of note payable - First Housing                                                              (5,501,399)

         Net cash provided by financing activities                                                           72,405

         NET INCREASE IN CASH                                                                                59,452

Cash, beginning                                                                                                 185

Cash, end                                                                                        $           59,637


Supplemental disclosure of cash flow information
     Cash paid during the year for interest                                                      $          664,953


                            NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The partnership was formed as a limited partnership on June 22, 1994 under the laws of the State of Florida, for the purpose of acquiring, constructing, developing and operating a low-income residential housing project. The project consists of 218 rental units located in West Palm Beach, Florida, and is currently operating under the name Live Oak Plantation Apartments.

         The project consists of 6 buildings which have each qualified for and been allocated low-income housing credits pursuant to Internal Revenue Code Section 42, ("Section 42"), which regulates the use of the project as to occupant eligibility and unit gross rent, among other requirements. Each building of the project must meet the provisions of these regulations during each of 15 consecutive years in order to remain qualified to receive the credits. In addition, Schickedanz Bros.
         - Palm Beach Ltd., has executed a Land Use Restriction Agreement which requires the utilization of the project pursuant to Section 42 for a minimum of 35 years, even after disposition of the project by the partnership.

         A summary of significant accounting policies follows.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Rental Property

         Rental property is carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets of operations over seven to forty years by use of the straight-line method for financial reporting purposes.

         Amortization

         Organization costs are amortized over 60 months using the straight-line method.

         Compliance monitoring fees are amortized over the 15 year compliance period.

         Letter of credit fees are amortized over the term of the letter of credit.

                       Schickedanz Bros. - Palm Beach Ltd.

                                December 31, 1996

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Loan fees are amortized over the term of the mortgage loan using the straight-line method.

         Rental Income

         Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned. All leases between the partnership and tenants of the property are operating leases.

         Income Taxes

         No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

NOTE B - PARTNERSHIP CONTRIBUTIONS

         The partnership has one general partner, Schickedanz Enterprises, Inc., which has a 1 percent partnership interest, and two investor limited partners, Boston Financial Tax Credit Fund VIII and SLP, Inc., which collectively have an aggregate 99 percent partnership interest.

         The partnership agreement requires Boston Financial Tax Credit Fund VIII to make five capital contribution installments totaling $5,615,000 subject to any low-income housing tax credit adjustments Due to the deferral of the start of the credit period until 1996, the final capital contribution was reduced by $27,047. Capital contributions totaling $1,587,953 were received during the year. As of December 31, 1996, all required limited partner capital contributions after credit adjustment have been received.

NOTE C - LONG-TERM DEBT

         The partnership entered into a construction loan agreement on June 28, 1994, with the principal amount not to exceed $6,150,000 with First Housing Development Corporation of Florida. This loan was refinanced on June 28, 1996. The new loan is with Newport Mortgage company, L.P., in the original amount of $6,493,000. The loan bears interest at 8.94 percent and is payable in monthly interest and principal installments of $51,964 until maturity on July 7, 2026. As of December 31, 1996, $6,471,047 is outstanding on the mortgage.
NOTE C - LONG-TERM DEBT

         The partnership has a second mortgage note in an amount not to exceed $1,531,000 with the Florida Housing Finance Agency. The note bears interest at the Applicable Federal Rate for long-term obligations in effect under Internal Revenue Code Section 1274 (d)(1). Interest is payable at the rate of 3 percent on June 30th of each year commencing in 1995. Deferred interest is compounded annually and is due together with the principal balance on February 28, 2025. As of December 31, 1996, $1,416,000 is outstanding under the loan.

         The liability of the partnership under the above loans are limited to the underlying value of the real estate collateral, improvements, easements or other interests, assignment of rents, assignment of leases, and personal property.

         Aggregate annual maturities of the mortgage payable over each of the next five years are as follows:

                             December 31, 1997           $     42,875
                                          1998                 50,944
                                          1999                 55,690
                                          2000                 60,878
                                          2001                 66,549

NOTE D - RELATED PARTY TRANSACTIONS

         Management Agreement

         The partnership has entered into a management agreement and an incentive management agreement under which the general partner has agreed to provide management, operational, supervisory, maintenance, consultive, bookkeeping, financial, and reporting services to the partnership.

         Under the agreement, the partnership is required to pay the general partner management fees equal to 5 percent of gross collections as defined. During 1996, management fees of $74,074 were charged to operations, of which $12,986 are payable at December 31, 1996.

         During the investor pay-in period, the managing general partner is entitled to receive an annual, noncumulative incentive management fee equal to 6 percent of gross revenues, as defined. The incentive management fee is payable only to the extent of cash flow available for distribution as defined in the partnership agreement. This fee will not be earned or paid until any outstanding Project expense loans have been repaid and until any outstanding recapture amount has been paid to the investor limited partner under the terms of the partnership agreement. No incentive management fees were paid during 1996.

         Development Fees

         On September 26, 1994, the partnership entered into a development agreement with Thirteen Development Corporation, an affiliate of the general partner, for services in connection with the development of the project. During 1996, an amendment to the development agreement was executed replacing the former developer, Thirteen Development corporation with the successor developer, Schickedanz Bros. - Pheasant Run Ltd., an affiliate of the general partner. This amendment discharged the former developer of all rights and responsibilities and bestowed these rights and responsibilities on the successor developer. The development agreement provides for a fee of up to $1,400,000. As of December 31, 1996, the partnership's liability under this agreement was $939,704.

         Operating Deficit Guaranty

         Pursuant to the partnership agreement, the general partner and its two of affiliates, Thirteen Development Corporation and Schickedanz Bros., Inc. are required to loan the partnership amounts to cover operating deficits of the project until repayment of the $1,531,000 Florida HOME loan.

NOTE E - COMMITMENTS AND CONTINGENCIES

         The project's low-income housing credits are contingent on its ability to maintain compliance with applicable sections of Section 42. Failure to maintain compliance with occupant eligibility, and/or unit gross rent, or to correct noncompliance within a specified time period could result in recapture of previously taken tax credits plus interest.

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                               SCHICKEDANZ BROS. -
                                PALM BEACH, LTD.

                                DECEMBER 31, 1995

                      Schickedanz Bros. - Palm Beach, Ltd.

                                TABLE OF CONTENTS



                                                                      PAGE

INDEPENDENT AUDITORS' REPORT                                            3


FINANCIAL STATEMENTS


         BALANCE SHEET                                                  4


         STATEMENT OF OPERATIONS                                        6


         STATEMENT OF PARTNERS' EQUITY                                  7


         STATEMENT OF CASH FLOWS                                        8


         NOTES TO FINANCIAL STATEMENTS                                  9

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Schickedanz Bros. - Palm Beach, Ltd.

         We have audited the accompanying balance sheet of Schickedanz Bros. - Palm Beach, Ltd., as of December 31, 1995, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Schickedanz Bros. - Palm Beach, Ltd., as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


//s//Reznick Fedder & Silverman
Bethesda, Maryland
January 21, 1998


4520 East West Hwy
Bethesda, MD  20814-3319
Telephone: (301) 652-9100
Fax (301) 652-1848

                      Schickedanz Bros. - Palm Beach, Ltd.


                                   (continued)


                                  BALANCE SHEET

                                December 31, 1995

                                     ASSETS
Investment in Rental Property
   Land                                                                                        $     1,792,680
   Building and improvements                                                                        11,711,351
   Furniture and fixtures                                                                              460,689
                                                                                               ---------------
                                                                                                    13,964,720
   Less accumulated depreciation                                                                      (122,588)
                                                                                                    13,842,132
Other Assets
   Cash                                                                                                    185
   Rents receivable                                                                                     33,570
   Prepaid Insurance                                                                                    28,155
   Performance bond                                                                                     19,590
   Repairs and replacement reserve                                                                       3,633
   Organization costs, less accumulated amortization of $1,960                                          17,636
   Permanent loan fees, less accumulated amortization of $4,385                                        127,176
                                                                                               ---------------
                                                                                               $    14,072,077


                        See notes to financial statements


                            BALANCE SHEET (Continued)

                                December 31, 1995

                        LIABILITIES AND PARTNERS' EQUITY

 Liabilities Applicable to Investment in Real Estate
   Note payable - First Housing                                                                $       5,501,399
   Notes payable - HOME                                                                                1,386,440
   Accrued interest payable                                                                               37,550
   Due to affiliates                                                                                   1,767,295
   Developer fee payable                                                                               1,400,000
   Accounts payable - development                                                                        105,784
                                                                                               -----------------
                                                                                                      10,198,468
 Other Liabilities
   Accounts payable                                                                                       26,276
   Real Estate taxes payable                                                                              14,871
   Tenants security deposits                                                                              75,522
                                                                                               -----------------
                                                                                                      10,312,137

 Partners' Equity                                                                                      3,759,940

                                                                                               $      14,072,077






                             STATEMENT OF OPERATIONS
                          Year ended December 31, 1995

Revenues
   Rental income                                                                                 $     341,690
   Other income                                                                                         10,131
                                                                                                 -------------
       Total revenue                                                                                   351,821

Expenses
   Administrative                                                                                       14,440
   Salaries and related charges                                                                         88,481
   Maintenance and repairs                                                                              12,673
   Cleaning                                                                                              2,112
   Commissions                                                                                          10,050
   Utilities                                                                                            32,989
   Taxes                                                                                                12,888
   Miscellaneous expense                                                                                 2,566
   Property and liability insurance                                                                     14,944
   Advertising                                                                                          11,199
   Tenant credit reports                                                                                 1,165
   Management fee expense                                                                               15,434
   Trash removal                                                                                         1,910
   Exterminating                                                                                         1,524
   Other operating expenses                                                                              2,766
   Partnership filing fees                                                                               2,326
                                                                                                 -------------

       Total operating expenses                                                                        227,467

   Income from operations before interest, depreciation and amortization                               124,354

   Interest on mortgage notes                                                                          222,457

       Loss from operations before depreciation and amortization                                       (98,103)

   Depreciation expense                                                                                122,588

       Loss from operations before amortization                                                       (220,691)

   Amortization                                                                                          6,345

   Net Loss                                                                                      $    (227,036)
                                                                                                  =============



                          STATEMENT OF PARTNERS' EQUITY

                          Year ended December 31, 1995



                                                           General               Limited
                                                           Partner               Partners                Total

 Balance, December 31, 1994                             $           -      $     5,615,010       $     5,615,010

 Less:  Subscriptions receivable                                    -           (5,615,010)           (5,615,010)
                                                       --------------      ---------------       ---------------

 Capital contributions received in 1995                             -            4,000,000             4,000,000

 Less:  Syndication costs                                           -              (13,024)              (13,024)

 Net loss                                                      (2,270)            (224,766)             (227,036)
                                                       --------------      ---------------       ---------------

 Balance, December 31, 1995                            $       (2,270)     $     3,762,210       $     3,759,940
                                                       ==============      ===============       ===============

 Partnership percentage                                          1.0%                99.0%                100.0%
                                                       ==============      ===============       ===============

                             STATEMENT OF CASH FLOWS

                          Year ended December 31, 1995

 Cash flows from operating activities
     Net loss                                                                                    $       (227,036)
     Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation                                                                                      122,588
       Amortization                                                                                        6,345
       Increase in prepaid expenses                                                                      (28,155)
       Increase in accounts receivable                                                                   (33,570)
       Increase in accounts payable                                                                       26,276
       Increase in tenants security deposits                                                              72,522
       Increase in accrued interest payable                                                                5,631
       Increase in real estate taxes payable                                                               3,924
                                                                                                 ---------------

         Net cash used in operating activities                                                           (51,475)
                                                                                                 ---------------

 Cash flows from investing activities
     Increase in performance bond                                                                        (19,590)
     Deposits to repairs and replacements reserve                                                         (3,633)
     Investment in rental property                                                                   (10,091,540)
     Investment in land                                                                                  (25,680)
                                                                                                 ---------------

         Net cash used in investing activities                                                       (10,140,443)

   Cash flows from financing activities
     Increase in syndication costs                                                                       (13,024)
     Capital contributions received                                                                    4,000,000
     Decrease in accrued interest payable                                                                (64,369)
     Decrease in real estate taxes payable                                                               (11,341)
     Decrease in accounts payable - development                                                          (30,162)
     Increase in developer fee payable                                                                 1,400,000
     Proceeds from mortgage payable                                                                    6,887,839
     Decrease in amounts due to affiliates                                                            (1,979,514)
                                                                                                 ---------------

         Net cash provided by financing activities                                                    10,189,429

         Net Decrease in cash                                                                             (2,489)

   Cash, beginning of year                                                                                 2,674
                                                                                                 ---------------
   Cash, end of year                                                                             $           185
                                                                                                 ===============

   Supplemental disclosure of cash flow information
     Cash paid during the year for interest
       (net of amounts capitalized of $355,048)                                                  $       184,907
                                                                                                 ===============


                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1995

NOTE A-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Partnership was formed as a limited partnership on June 22, 1994 under the laws of the State of Florida, for the purpose of acquiring, constructing, developing, and operating a low-income residential housing project. The Project consists of 218 rental units located in West Palm Beach, Florida and is currently operating under the name Live Oak Plantation Apartments.

         The project consists of 6 buildings which have each been allocated low-income credits pursuant to Internal Revenue Code Section 42 ("Section 42") which regulates the use of the project as to occupant eligibility and unit gross rent, among other requirements. Each building of the project must meet the provisions of these regulations during each of fifteen consecutive years in order to remain qualified to receive the credits. In addition, Schickedanz Bros. - Palm Beach, Ltd., has executed a Land Use Restriction Agreement which requires the utilization of the project pursuant to Section 42 for a minimum of 35 years, even after disposition of the project by the Partnership.

         A summary of significant accounting policies follows.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Rental Property

             Rental property is carried at cost. Depreciation is provided for in amounts sufficient Schickedanz
                                             Bros. - Palm Beach, Ltd.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

                                December 31, 1995

to relate the cost of depreciable assets of operations over seven to forty years by use of the straight-line and accelerated methods for financial reporting purposes.

         Amortization

         Permanent loan fees are amortized over the term of the mortgage loan using the straight-line method.

         Organization costs are amortized over 60 months using the straight-line method.

         Rental Income

         Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned. All leases between the Partnership and tenants of the property are operating leases.

         Income Taxes

         No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

NOTE B - PARTNERSHIP CONTRIBUTIONS

         The Partnership has one general partner, Schickendanz Enterprises, Inc., which has a 1% partnership interest, and two investor limited partners, Boston Financial Tax Credit Fund VIII and, SLP, Inc., which collectively have an aggregate 99% partnership interest.

         The partnership agreement requires Boston Financial Tax Credit Fund VIII to make five capital contribution installments totaling $5,615,000 subject to any low-income housing tax credit adjustments (credit adjuster). The partnership agreement requires SLP, Inc. to make a total capital contribution of $10 to the Partnership.

         The first and second installments, totaling $4,000,000, were received during 1995 from Boston Financial Tax Credit Fund VIII. The third installment in the amount of $815,000 is payable on the latest to occur of (a) final closing (b) the date of the Partnership's 1994 federal income tax return is filed (c) the issuance of Form 8609's or (d) the date the accountants of the Partnership determine the amount of the annual credit. The fourth
NOTE B - PARTNERSHIP CONTRIBUTIONS (continued)

         installment in the amount of $400,000 is payable on the later to occur of (a) financial break-even or (b) substantial occupancy. The fifth installment in the amount of $400,000 is payable on the first date following a period of six consecutive calendar months occurring after the completion date, during each of which the Partnership achieves a 110% debt service coverage ratio. At December 31, 1995, the investor limited partner owes $1,615,000 in capital contributions.

NOTE C - CONSTRUCTION/PERMANENT LOANS PAYABLE

         The Partnership entered into a construction loan agreement on June 28, 1994 with the principal amount not to exceed $6,150,000 with First Housing Development Corporation of Florida. The note bears interest at the rate of 10%. Accrued interest is paid monthly by the Partnership until the conversion date, June 28, 1996. After the conversion date, the Partnership will pay monthly principal and interest installments of $52,130 until maturity on December 28, 2010. As of December 31, 1995, total funds in the amount of $5,501,399 have been drawn on the loan.

         The fair value of the mortgage approximates the carrying value because the interest rate charged is a market rate of interest.

         A second mortgage note in an amount to exceed $1,531,000 through the Florida Home Loan program is payable to Florida Housing Finance Agency. The note bears interest at the Applicable Federal Rate for long-term obligations in effect under Internal Revenue Code Section 1274 (d)(1). Interest is payable at the rate of 3% of June 30th of each year commencing in 1995. Deferred interest is compounded annually and is due together with one principal balance on February 28, 2015. As of December 31, 1995, the Partnership has received $1,386,440 in HOME loan proceeds.

         The fair value of the mortgage approximates the carrying value because programs with similar characteristics are currently available to the partnerships.

         The liability of the Partnership under the construction and the HOME loans is limited to the underlying value of the real estate collateral, improvements, easements of other interest, assignment of rents, assignment of leases, and personal property.


NOTE C - CONSTRUCTION/PERMANENT LOANS PAYABLE (continued)

         Aggregate annual maturities of the mortgage payable over each of the next five years are as follows:

                  December 31, 1996                  $    38,476
                                    1997                  70,896
                                    1998                  77,643
                                    1999                  85,032
                                    2000                  93,124

NOTE D - RELATED PARTY TRANSACTIONS

         Amounts Due to Affiliates

         Affiliates of the general partner provided various amounts to the Partnership during the year to fund construction. As of December 31, 1995, the Partnership's total liability to these affiliates was $1,767,295 as detailed below.

                  Schickedanz Enterprises, Inc.                  $     117,977
                  Schickedanz Bros., Inc.                               71,037
                  Schickedanz Bros., - Pheasant Run Ltd              1,578,281
                                                                  -------------
                                                                 $   1,767,295

         These amounts will be repaid from capital contribution proceeds and future cash flow of the Partnership.

         Management Agreement

         The Partnership has entered into a management agreement and an incentive management agreement with the general partner under which the general partner has agreed to provide management, operational, supervisory, maintenance, consultative, bookkeeping, financial, and reporting services to the Partnership.

         Under the agreement, the Partnership is required to pay the managing general partner management fees equal to 5% of gross collections as defined. During 1995, management fees of $15,434 were charged to operations.

         During the investor pay-in period, the managing general partner is entitled to receive an annual, non-cumulative incentive management fee equal to 6% of gross revenues of the Project as defined. The incentive management fee is payable only to the extent of cash flow available for distribution as defined in the Partnership agreement. This fee will not be earned or paid until any outstanding Project expense loans have been repaid and until any outstanding recapture amount has been paid to the investor limited partner under the terms of the partnership agreement.

         Development Fees

         On September 26, 1994, the Partnership entered into a development agreement with Thirteen Development Corporation, an affiliate of the general partner, for services in connection with the development of the project. The development agreement provides for a fee of up to $1,400,000. The fee has been capitalized into the cost of the building. As the December 31, 1995, the Partnership's liability under this agreement was equal to $1,400,000.

         The Partnership entered into a construction contract during the 1994 with Schickedanz Enterprises, Inc. an affiliate of the general partner, in the amount of $8,237,560 for the construction of the apartment complex. As of December 31, 1995, $71,037 is payable under the contact.

         Operating Deficit Guaranty

         Pursuant to the partnership agreement, the general partner and its affiliate, Thirteen Development Corporation, are required to loan the Partnership amounts to cover operating deficits of the project until repayment of the $1,531,000 Florida HOME loan.

NOTE E - COMMITMENTS AND CONTINGENCIES

         The project's low-income housing tax credits are contingent on its ability to maintain compliance with applicable sections of Section 42. Failure to maintain compliance with occupant eligibility, and/or unit gross rent, or to correct noncompliance within a specified time period could result in recapture of previously taken tax credits plus interest. In addition, such potential noncompliance may require an adjustment to the contributed capital by the limited partner.