Form 10-Q
period 1998-06-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 1998-08-13
CIK 911568

August 13, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

       Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-Q for Quarter Ended June 30, 1998
       File No. 0-26522



Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is a copy of subject report.


Very truly yours,




/s/Dianne Groark
Dianne Groark
Assistant Controller




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

For the quarterly period ended                    June 30, 1998
                              ---------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                    to

For Quarter Ended     June 30, 1998     Commission file number       0-26522
                  -------------------                         --------------

                 Boston Financial Tax Credit Fund VIII, A Limited Partnership (Exact name of registrant as specified in its charter)


Massachusetts                                          04-3205879
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)



   101 Arch Street, Boston, Massachusetts                      02110-1106
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code     (617) 439-3911
                                                       --------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements

         Balance Sheets - June 30, 1998 (Unaudited)
            and March 31, 1998                                                 1

         Statements of Operations (Unaudited) - For the Three
            Months Ended June 30, 1998 and 1997                                2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Three Months Ended June 30, 1998                           3

         Statements of Cash Flows (Unaudited) - For the Three
            Months Ended June 30, 1998 and 1997                                4

         Notes to Financial Statements (Unaudited)                             5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   7

PART II - OTHER INFORMATION

Items 1-6                                                                      8

SIGNATURE                                                                      9

                     BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)




                                 BALANCE SHEETS



                                                                                    June 30,        March 31,
                                                                                    1998              1998
                                                                                  (Unaudited)
Assets

Cash and cash equivalents                                                       $     197,660    $     213,966
Investments in Local Limited Partnerships (Note 1)                                 24,556,732       25,099,334
Marketable securities, at fair value                                                1,567,301        1,486,224
Organization costs, net of accumulated amortization
   of $43,333 and $40,833, respectively                                                 6,667            9,167
Other assets                                                                           24,349           19,275
                                                                                -------------    -------------
         Total Assets                                                           $  26,352,709    $  26,827,966
                                                                                =============    =============

Liabilities and Partners' Equity

Liabilities
     Accounts payable to affiliate                                              $     312,252    $     268,817
     Accrued expenses                                                                  37,526           39,747
                                                                                -------------    -------------
         Total Liabilities                                                            349,778          308,564
                                                                                -------------    -------------

General, Initial and Investor Limited Partners' Equity                             26,000,059       26,519,501
Net unrealized gains (losses) on marketable securities                                  2,872              (99)
                                                                                -------------    -------------
         Total Partners' Equity                                                    26,002,931       26,519,402
                                                                                -------------    -------------
         Total Liabilities and Partners' Equity                                 $  26,352,709    $  26,827,966
                                                                                =============    =============

The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                For the Three Months Ended June 30, 1998 and 1997



                                                                                    1998                1997
                                                                                -------------      ---------
Revenue:
   Investment                                                                   $      23,208      $      26,319
   Other                                                                                  750                725
                                                                                -------------      -------------
     Total Revenue                                                                     23,958             27,044
                                                                                -------------      -------------

Expenses:
   Asset management fees, related party                                                50,765             49,609
   General and administrative (includes reimbursements
     to an affiliate in the amounts of $ 18,073 and
     $29,402  in 1998 and 1997, respectively)                                          42,814             46,904
   Amortization                                                                         9,986              9,984
                                                                                -------------      -------------
     Total Expenses                                                                   103,565            106,497
                                                                                -------------      -------------

Loss before equity in losses
   of Local Limited Partnerships                                                      (79,607)           (79,453)

Equity in losses of Local Limited Partnerships                                       (439,835)          (492,117)
                                                                                -------------      -------------

Net Loss                                                                        $    (519,442)     $    (571,570)
                                                                                =============      =============

Net Loss allocated:
   To General Partners                                                          $      (5,194)     $      (5,716)
   To Limited Partners                                                               (514,248)          (565,854)
                                                                                -------------      --------------
                                                                                $    (519,442)     $    (571,570)
                                                                                =============      =============

Net Loss per Limited Partnership Unit
   (36,497 Units)                                                               $      (14.09)     $      (15.50)
                                                                                =============      =============


The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)

                    For the Three Months Ended June 30, 1998


                                                                                    Net
                                               Initial           Investor       Unrealized
                             General           Limited            Limited          Gains
                              Partner          Partner           Partners        (Losses)            Total


Balance at
   March 31, 1998          $     (51,152)   $       100       $  26,570,553     $      (99)      $  26,519,402

Net change in net unrealized
   losses on marketable
   securities available for
   sale                                -              -                   -          2,971               2,971

Net Loss                          (5,194)             -            (514,248)             -            (519,442)
                           -------------    -----------       -------------     ----------       -------------

Balance at
   June 30, 1998           $     (56,346)   $       100       $  26,056,305     $    2,872       $  26,002,931
                           =============    ===========       =============     ==========       =============


The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                For the Three Months Ended June 30, 1998 and 1997


                                                                                    1998              1997
                                                                                -------------    ---------

Net cash used for operating activities                                          $     (33,164)   $     (38,185)
                                                                                -------------    -------------

Cash flows from investing activities:
   Restricted cash                                                                          -           (6,062)
   Cash distributions received from
     Local Limited Partnerships                                                        95,281           40,311
   Purchases of marketable securities                                                (450,825)         (99,875)
   Proceeds from sales and maturities of
     marketable securities                                                            372,402          160,836
                                                                                -------------    -------------
Net cash provided by investing activities                                              16,858           95,210
                                                                                -------------    -------------

Net increase (decrease) in cash and cash equivalents                                  (16,306)          57,025

Cash and cash equivalents, beginning of period                                        213,966          273,412
                                                                                -------------    -------------

Cash and cash equivalents, end of period                                        $     197,660    $     330,437
                                                                                =============    =============




The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)



                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's 10-K for the year ended March 31, 1998. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 1998 and 1997.

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

The following is a summary of Investments in Local Limited Partnerships at June 30, 1998:

Capital Contributions paid to Local Limited
   Partnerships                                                                                $  29,264,859

Cumulative equity in losses of Local Limited Partnerships                                         (5,488,724)

Cumulative cash distributions received from Local
   Limited Partnerships                                                                             (178,981)

Investment in Local Limited Partnerships before adjustment                                        23,597,154

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   1,048,010

   Accumulated amortization of acquisition fees and expenses                                         (88,432)
                                                                                               -------------

Investment in Local Limited Partnerships                                                       $  24,556,732
                                                                                               =============

The Partnership's share of net losses of the Local Limited Partnerships for the three months ended June 30, 1998 is $439,835.

                    BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS(Continued)
                                   (Unaudited)




2.   Effect of Recently Issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Partnership has adopted the new standard effective April 1, 1998. The adoption of this standard had no effect on the Partnership's net income or partner's equity. Comprehensive loss was $516,471 and $565,276 for the quarters ended June 30, 1998 and 1997, respectively. Comprehensive loss includes the change in net unrealized gains and losses on marketable securities available for sale of $2,971 and $6,294 for the quarters ended June 30, 1998 and 1997, respectively.

                    BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

At June 30, 1998, the Fund had cash and cash equivalents of $197,660 as compared to $213,966 at March 31, 1998. This decrease is attributable to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities and cash used for operations. These decreases are offset by cash distributions received from Local Limited Partnerships.

As of June 30, 1998, approximately $1,415,000 of marketable securities has been designated as Reserves. The Reserves are established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 1998, the Fund had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to voluntarily provide such funds, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the period ended June 30, 1998. It is expected that cash available for distribution, if any, will not be significant in fiscal year 1999. As funds from temporary investments are paid to Local Limited Partnerships, interest earnings on those funds decrease. In addition, some of the properties benefit from some type of federal or state subsidy, and as a consequence, are subject to restrictions on cash distributions.

Results of Operations

For the three months ended June 30, 1998, the Fund's operations resulted in a net loss of $519,442, as compared to $571,570 for the three months ended June 30, 1997. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships, due to an increase in rental income at some properties where occupancy has increased.

Property Discussions

The Fund is invested in ten Local Limited Partnerships which own ten properties located in eight states. Two properties, representing 356 units, underwent rehabilitation, and eight properties, representing 1001 units, are new construction. All of the ten properties are complete, through initial lease-up and operating satisfactorily.

                    BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                    BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 13, 1998                   BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                          A LIMITED PARTNERSHIP

                                    By:   Arch Street VIII Limited Partnership,
                                          its General Partner




                                           /s/Randolph G. Hawthorne
                                              Randolph G. Hawthorne
                                              Managing Director, Vice President
                                              and Chief Operating Officer