Form 10-Q
period 1998-12-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 1999-02-11
CIK 911568

February 11, 1999




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

       Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-Q for Quarter Ended December 31, 1998
       File No. 0-26522



Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is a copy of subject report.


Very truly yours,



/s/Stephen Guilmette
Steven Guilmette
Assistant Controller




TC8-Q3.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    December 31, 1998
                              -------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                 to
                                -------------     ------------------

Commission file number        0-26522
                       ------------------

          Boston  Financial  Tax Credit Fund VIII, A Limited Partnership
      ------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


               Massachusetts                            04-3205879
     --------------------------------      ----------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                      02110-1106
  ----------------------------------------                   ---------------
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code          (617) 439-3911
                                                      -------------------------

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

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                    Page No.

Item 1.  Financial Statements

         Balance Sheets - December 31, 1998 (Unaudited)
            and March 31, 1998                                               1

         Statements of Operations (Unaudited) - For the Three and Nine
            Months Ended December 31, 1998 and 1997                          2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Nine Months Ended December 31, 1998        3

         Statements of Cash Flows (Unaudited) - For the Nine
            Months Ended December 31, 1998 and 1997                          4

         Notes to Financial Statements (Unaudited)                           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 7

PART II - OTHER INFORMATION

Items 1-6                                                                    8

SIGNATURE                                                                    9

                    BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                               BALANCE SHEETS



                                                                                 December 31,    March 31,
                                                                                    1998           1998
                                                                                  (Unaudited)
Assets                                                                          -------------    -------------

Cash and cash equivalents                                                       $     213,538    $     213,966
Investments in Local Limited Partnerships (Note 1)                                 23,619,828       25,099,334
Marketable securities, at fair value                                                1,562,948        1,486,224
Organization costs, net of accumulated
   amortization of $48,333 and $40,833, respectively                                    1,667            9,167
Other assets                                                                           19,150           19,275
                                                                                -------------    -------------
     Total Assets                                                               $  25,417,131    $  26,827,966
                                                                                =============    =============

Liabilities and Partners' Equity

Liabilities

Accounts payable to affiliates                                                  $     414,435    $     268,817
Accrued expenses                                                                       41,525           39,747
                                                                                -------------    -------------
     Total Liabilities                                                                455,960          308,564
                                                                                -------------    -------------

Commitments

General, Initial and Investor Limited Partners' Equity                             24,951,638       26,519,501
Net unrealized gains (losses) on marketable securities                                  9,533              (99)
                                                                                -------------    -------------
     Total Partners' Equity                                                        24,961,171       26,519,402
                                                                                -------------    -------------
     Total Liabilities and Partners' Equity                                     $  25,417,131    $  26,827,966
                                                                                =============    =============

The accompanying notes are an integral part of these financial statements.

                   BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

          For the Three and Nine Months Ended December 31, 1998 and 1997


                                             Three Months Ended                          Nine Months Ended
                                      December 31,         December 31,           December 31,      December 31,
                                          1998                 1997                   1998               1997
                                      -------------        -------------         --------------    -------------

Revenue:
   Investment                          $    25,890          $    25,654           $     74,207      $     79,099
   Other                                     6,115                3,360                  7,565             4,685
                                       -----------          -----------           ------------      ------------
     Total Revenue                          32,005               29,014                 81,772            83,784
                                       -----------          -----------           ------------      ------------

Expenses:
   Asset management fees,
     related party                          50,765               49,609                152,295           148,827
   General and administrative
     expenses (includes
     reimbursements to affiliates
     in the amounts of $55,836
     and $68,329 in 1998 and
     1997, respectively)                    39,111               40,250                 96,988           123,056
   Amortization                              9,986                9,986                 29,958            29,958
                                       -----------          -----------           ------------      ------------
       Total Expenses                       99,862               99,845                279,241           301,841
                                       -----------          -----------           ------------      ------------

Loss before equity in losses
   of Local Limited Partnership            (67,857)             (70,831)              (197,469)         (218,057)

Equity in losses of Local
   Limited Partnerships (Note 1)          (440,055)            (526,592)            (1,370,394)       (1,461,531)
                                       -----------          -----------           ------------      ------------

Net Loss                               $  (507,912)         $  (597,423)          $ (1,567,863)     $ (1,679,588)
                                       ===========          ===========           ============      ============

Net Loss allocated:
   To General Partners                 $    (5,079)         $    (5,974)          $    (15,679)     $    (16,796)
   To Limited Partners                    (502,833)            (591,449)            (1,552,184)       (1,662,792)
                                       -----------          -----------           ------------      ------------
                                       $  (507,912)         $  (597,423)          $ (1,567,863)     $ (1,679,588)
                                       ===========          ===========           ============      ============

Net Loss per Limited
   Partnership Unit (36,497 Units)     $    (13.78)         $    (16.21)          $    (42.53)      $     (45.56)
                                       ===========          ===========           ===========       ============


The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)

                   For the Nine Months Ended December 31, 1998


                                                                                    Net
                                               Initial           Investor       Unrealized
                             General           Limited            Limited          Gains
                              Partner          Partner           Partners        (Losses)             Total
                           -------------    -----------       -------------     ----------       -------------

Balance at
   March 31, 1998          $     (51,152)   $       100       $  26,570,553     $      (99)      $  26,519,402
                           -------------    -----------       -------------     ----------       -------------

Comprehensive Loss:
   Net Loss                      (15,679)             -          (1,552,184)             -          (1,567,863)
   Change in net unrealized
   losses on marketable securities
   available for sale                  -              -                   -          9,632               9,632
                           -------------    -----------       -------------     ----------       -------------
Comprehensive Loss               (15,679)             -          (1,552,184)         9,632          (1,558,231)
                           -------------    -----------       -------------     ----------       -------------

Balance at
   December 31, 1998       $     (66,831)   $       100       $  25,018,369     $    9,533       $  24,961,171
                           =============    ===========       =============     ==========       =============


The accompanying notes are an integral part of these financial statements.

                    BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              For the Nine Months Ended December 31, 1998 and 1997


                                                                                    1998              1997
                                                                                -------------    -------------

Net cash used for operating activities                                          $     (23,210)   $    (114,786)
                                                                                -------------    -------------

Cash flows from investing activities:
   Investment in Local Limited Partnerships                                                 -         (451,360)
   Restricted cash                                                                          -          503,031
   Cash distributions received from
     Local Limited Partnerships                                                        86,654           51,702
   Purchases of marketable securities                                                (975,941)        (672,711)
   Proceeds from sales and maturities of
     marketable securities                                                            912,069          732,262
                                                                                -------------    -------------

Net cash provided by investing activities                                              22,782          162,924
                                                                                -------------    -------------

Net increase (decrease) in cash and cash equivalents                                     (428)          48,138

Cash and cash equivalents, beginning of period                                        213,966          273,412
                                                                                -------------    -------------

Cash and cash equivalents, end of period                                        $     213,538    $     321,550
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 1998 and 1997.

1.   Investments in Local Limited Partnerships

The Fund has acquired an interest in ten Local Limited Partnerships, which own and operate multi-family housing complexes. The Fund, as Investor Limited Partner, pursuant to the Local Limited Partnership Agreements, has generally acquired a 99% interest in the profits, losses, tax credits, and cash flows from operations of the Local Limited Partnerships, with the exception of Springwood, Hemlock Ridge, Pike Place, and West End Place, which interests are 79.20%, 77%, 90% and 90%, respectively. Another partnership sponsored by an affiliate of the General Partner owns the remaining 19.80% Limited Partner interest in Springwood. Upon dissolution, proceeds will be distributed according to the partnership agreements.

The following is a summary of Investments in Local Limited Partnerships at December 31, 1998:

Capital Contributions paid to Local Limited
   Partnerships                                                                                $  29,264,859

Cumulative equity in losses of Local Limited Partnerships                                         (6,419,283)

Cumulative cash distributions received from Local
   Limited Partnerships                                                                             (170,354)
                                                                                               -------------
Investment in Local Limited Partnerships before adjustment                                        22,675,222

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   1,048,010

   Accumulated amortization of acquisition fees and expenses                                        (103,404)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $  23,619,828
                                                                                               =============

The Fund's share of net losses of the Local Limited Partnerships for the nine months ended December 31, 1998 is $1,370,394.

                     BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS (continued)
                                   (Unaudited)




2.   Effect of Recently Issued Accounting Standard

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The Statement, which is effective for fiscal years beginning after December 15, 1997, requires that the Fund display an amount representing total comprehensive income for the period in its financial statements. The Fund adopted the new standard effective April 1, 1998.

                   BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At December 31, 1998, the Fund had cash and cash equivalents of $213,538 as compared to $213,966 at March 31, 1998. This decrease is attributable to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities and cash used for operations. These decreases are offset by cash distributions received from Local Limited Partnerships.

As of December 31, 1998, approximately $1,321,000 of marketable securities has been designated as Reserves. The Reserves are established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 1998, the Fund had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to voluntarily provide such funds, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the period ended December 31, 1998. It is expected that cash available for distribution, if any, will not be significant in fiscal year 1999. As funds from temporary investments are paid to Local Limited Partnerships, interest earnings on those funds decrease. In addition, some of the properties benefit from some type of federal or state subsidy, and as a consequence, are subject to restrictions on cash distributions.

Results of Operations

The Fund's results of operations for the three and nine months ended December 31, 1998 resulted in a net loss of $507,912 and $1,567,863, as compared to a net loss of $597,423 and $1,679,588 for the same period in 1997. The decrease in net loss is primarily attributable to a decrease in general and administrative expenses and equity in losses of the Local Limited Partnerships. The decrease of the equity in losses of the Local Limited Partnerships is due to increased occupancy in two of the Local Partnerships during the period ended December 31, 1998.

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

                    BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                    BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   February 11, 1999         BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                   A LIMITED PARTNERSHIP


                                   By:   Arch Street VIII Limited Partnership,
                                         its General Partner




                                   /s/Randolph G. Hawthorne
                                   -------------------------
                                   Randolph G. Hawthorne
                                   Managing Director, Vice President
                                   and Chief Operating Officer