Form 10-K
period 1999-03-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 1999-06-24
CIK 911568

June 24, 1999




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Boston Financial Tax Credit Fund VIII, A Limited Partnership Form 10-K Annual Report for the Year Ended March 31, 1999
       Commission File Number 0-26522

Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of the subject report.

Very truly yours,



/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller


TC810K.98

                                         UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                     Washington, DC 20549

                                           FORM 10-K

                      Annual Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934

For the fiscal year ended                               Commission file number
March 31, 1999                                                  33-68088

                                     BOSTON  FINANCIAL  TAX CREDIT FUND VIII,  A
                                        LIMITED   PARTNERSHIP   (Exact  name  of
                                        registrant as specified in its charter)

            Massachusetts                                    04-3205879
--------------------------------------            ---------------------------
       (State of organization)                             (I.R.S. Employer
                                                          Identification No.)

     101 Arch Street, 16th Floor
        Boston, Massachusetts                                 02110-1106
--------------------------------------              ---------------------------
        (Address of Principal                                 (Zip Code)
          executive office)

Registrant's telephone number, including area code 617/439-3911

Securities registered pursuant to Section 12(b) of the Act:
                                                    Name on each exchange on
         Title of each class                             which registered
--------------------------------------       ---------------------------------
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

                $28,801,000 as of March 31, 1999

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS: (2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR
(c) UNDER THE SECURITIES ACT OF 1933.

                                                     Part of Report on
                                                     Form 10-K into
                                                     Which the Document
                                                     is Incorporated

Documents incorporated by reference

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

     "Estimated Use of Proceeds"                           Part III, Item 13

     "Management Compensation and Fees"                    Part III, Item 13

     "Profits and Losses for Tax Purposes, Tax
        Credits and Cash Distributions"                    Part III, Item 13



                                     BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                     ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1999


                                                           TABLE OF CONTENTS


                                    Page No.

PART I

     Item 1      Business                                                     K-3
     Item 2      Properties                                                   K-5
     Item 3      Legal Proceedings                                            K-8
     Item 4      Submission of Matters to a Vote of
                  Security Holders                                            K-8

PART II

     Item 5      Market for the Registrant's Units and
                  Related Security Holder Matters                             K-9
     Item 6      Selected Financial Data                                      K-10
     Item 7      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               K-11
     Item 7A.    Quantitative and Qualitative Disclosures about
                 Market Risk                                                  K-13
     Item 8      Financial Statements and Supplementary Data                  K-13
     Item 9      Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                      K-13

PART III

     Item 10     Directors and Executive Officers
                  of the Registrant                                           K-14
     Item 11     Management Remuneration                                      K-15
     Item 12     Security Ownership of Certain Beneficial
                  Owners and Management                                       K-15
     Item 13     Certain Relationships and Related Transactions               K-16

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

Table A on the following page lists the properties owned by the Local Limited Partnerships in which the Fund had invested as of March 31, 1999. Item 7 of this Report contains other significant information with respect to such Local Limited Partnerships. The terms of the acquisition of each Local Limited Partnership interest have been described in the Form 8-Ks and a supplement to the Prospectus listed in Part IV of this Report on Form 10-K; such descriptions are incorporated herein by this reference.



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

West End Place                                  Springdale, AR                              01/12/94

Oak Knoll Renaissance                           Gary, IN                                    11/01/94

Beaverdam Creek                                 Mechanicsville, VA                          11/16/94

Live Oaks Plantation                            West Palm Beach, FL                         06/28/94



* The Fund's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%, except for Springwood which is 79.20%, Hemlock Ridge which is 77%, and Pike Place and West End Place which are 90%. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

Although the Fund's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Fund's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Fund or its General Partner. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1999, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions in Local Limited Partnerships: (i) Green Wood and Springwood, representing 21.71%, have Flournoy Development Company as Local General Partner; (ii) Pike Place and West End Place, representing 12.90%, have Lindsey Management Company as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports which are herein incorporated by reference.

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

Item 2.  Properties

The Fund owns limited partnership interests in ten Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state, or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Fund's ownership interest in the Local Limited Partnerships is 99%, with the exception of Springwood which is 79.20%, Hemlock Ridge which is 77%, and Pike Place and West End Place which are 90%.

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

The following schedule provides certain key information on the Local Limited Partnership interests acquired by the Fund.




                                                    Capital Contributions        Mtge. loans                          Occupancy
Local Limited Partnership         Number      Total Committed      Paid Through   payable at                              at
Property Name                       of          at March 31,        March 31,     December 31,        Type of          March 31,
Property Location                Apt. Units          1999              1999          1998            Subsidy*             1999
---------------------------    --------------  --------------    --------------- ---------------    ------------    ---------------


Green Wood Apartments,
   a Limited Partnership
Green Wood Apartments
Gallatin, TN                    164            $3,825,916        $3,825,916     $5,179,303             None               87%

Webster Court Apartments
   a Limited Partnership
Webster Court Apartments
Kent, WA                         92             2,318,078         2,318,078      2,835,486             None               96%

Springwood Apartments
   a Limited Partnership (1)
Springwood Apartments
Tallahassee, FL                 113             2,499,202         2,499,202      3,894,649             None               90%

Meadow Wood Associates
   of Pella, a Limited Partnership
Meadow Wood of Pella
Pella, IA                        30               893,808           893,808      1,110,733          Section 8             96%

RMH Associates, a Limited
   Partnership (1)
Hemlock Ridge
Livingston Manor, NY            100             1,697,298         1,697,298      2,105,654          Section 8             83%

Pike Place, a Limited
   Partnership (1)
Pike Place
Fort Smith, AR                  144             1,915,328         1,915,328      3,303,163            None                99%





                                                    Capital Contributions          Mtge. Loans                        Occupancy
Local Limited Partnership          Number       Total Committed   Paid Through     payable at                             At
Property Name                        of           at March 31,       March 31,     December 31,    Type of            March 31,
Property Location                 Apt. Units        1999               1999           1998         Subsidy*            1999
--------------------------------  ----------  -------------------  -------------  ---------------  ------------    ---------------

West End Place, a Limited
   Partnership (1)
West End Place
Springdale, AR                      120           1,843,010          1,843,010   2,914,729          None                  100%

Oak Knoll Renaissance, a
   Limited Partnership
Oak Knoll Renaissance
Gary, IN                            256           4,922,412          4,922,412   5,320,816          Section 8              98%

Beaverdam Creek Associates,
   a Limited Partnership (2)
Beaverdam Creek
Mechanicsville, VA                  120           3,629,140          3,629,140   3,333,911          None                   98%

Schickedanz Brothers Palm
   Beach Limited
Live Oaks Plantation
West Palm Beach, FL                 218           5,587,953          5,587,953   7,793,227          None                   67%
                                  ------        -----------       ------------  ------------
                                   1,357        $29,132,145        $29,132,145  $37,791,671
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

Green Wood Apartments Limited Partnership, representing 13.13% of the Fund's total investment in the Local Limited Partnerships, has obtained a $5,322,000 mortgage loan payable at 8.860% per annum with monthly payments of principal and interest in the amount of $42,287 due through June 1, 2010.

Oak Knoll Renaissance Limited Partnership, representing 16.90% of the total investment in the Local Limited Partnerships, has obtained a permanent mortgage loan payable at 10.125% per annum, with monthly payments of principal and interest in the amount of $52,205 due through June 1, 2018. The construction loan of $5,676,337 with the City of Gary, Indiana, was repaid in 1996 when permanent financing was obtained.

Beaverdam Creek Associates Limited Partnership ("Beaverdam Creek LP"), representing 12.46% of the Fund's total investment in the Local Limited Partnerships, has obtained two mortgage loans in the original principal amounts of $2,420,000 and $1,000,000 from the Virginia Housing and Development Authority ("VHDA"). The VHDA mortgage notes bear interest at 10.62% and 5%, respectively, per annum. The mortgage notes are unsecured and are secured by a deed of trust on the rental property. The mortgage notes payable are due in monthly installments of principal and interest of $22,354 and $5,368, respectively, to the year 2025.

Schickedanz Brothers Palm Beach Limited Partnership, representing 19.18% of the total investment in the Local Limited Partnerships, entered into two loan agreements. The first is with Newport Mortgage Company, L.P., in the original amount of $6,493,000. The loan bears interest at a rate of 8.94% per annum, with monthly payments of principal and interest in the amount of $51,964 due through July 7, 2026. As of December 31, 1998, $6,377,227 is outstanding on the mortgage.

The second loan agreement is a Home loan with the Florida Housing Finance Agency, with a principal amount not to exceed $1,531,000. Interest on the unpaid principal balance shall be due at the Applicable Federal Rate ("AFR") for long term obligations as of the commencement date of the loan. Interest shall be payable at 3% per annum commencing on June 30, 1995. Deferred interest is compounded annually and is due together with the principal balance on February 28, 2025. As of December 31, 1998, total funds in the amount of $1,416,000 have been drawn on the loan.

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

As of June 15, 1999, there were 1,234 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. For the years ended March 31, 1999, 1998 and 1997, no cash distributions were made.

Item 6.  Selected Financial Data

The following table sets forth selected financial information regarding the Fund's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8 of this Report.

                                         March 31,         March 31,        March 31,        March 31,         March 31,
                                           1999             1998              1997             1996              1995
Revenue                               $     103,830    $       98,132    $     100,536    $      511,713    $     763,502
Equity in losses of Local Limited
 Partnerships                            (1,745,890)       (2,083,625)      (1,922,556)         (881,551)        (161,157)
Net income (loss)                        (2,027,965)       (2,408,077)      (2,247,908)         (782,504)         160,473
Per Limited Partnership Unit (A)             (55.01)           (65.32)          (60.98)           (21.23)            5.52
Cash and cash equivalents                   180,030           213,966          273,412            71,715       10,495,010
Marketable Securities                     1,455,618         1,486,223        1,442,676         3,709,881        1,575,592
Investment in Local Limited
Partnerships                             23,234,665        25,099,334       26,813,245        26,064,146       19,840,904
Total assets (B)                         24,889,168        26,827,966       29,078,258        31,277,311       32,240,835
Long-term debt                                    -                 -                -                 -                -
Cash Distribution                                 -                 -                -                 -                -
Other data:
Passive loss (C)                         (2,394,493)       (2,836,009)      (2,936,579)       (1,638,463)        (511,934)
Per Limited Partnership Unit (C)             (64.95)           (76.93)          (79.66)           (44.44)          (13.89)
Portfolio income (C)                        124,579           151,751          161,828           764,632          628,323
Per Limited Partnership Unit (C)               3.38             4.12              4.39             20.74            17.04
Low-Income Housing Tax Credit (C)         5,234,040         5,234,045        5,234,045         3,307,725          313,289
Per Limited Partnership Unit (C)             141.98            141.98           141.98             89.72             8.50
Local Limited Partnership interests
owned at end of period                           10                10               10                10               10


(A) Per Limited Partnership Unit data is based upon 36,497 units for the years ended March 31, 1999, 1998, 1997 and 1996, and a weighted average number of units outstanding of 28,774 for the year ended March 31, 1995.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Fund believes the forward-looking statements are based on reasonable assumptions, the Fund can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, interest rates and unanticipated delays or expenses on the part of the Fund and their suppliers in achieving year 2000 compliance.

Liquidity and Capital Resources

At March 31, 1999, the Fund had cash and cash equivalents of $180,030 as compared to $213,966 at March 31, 1998. This decrease is attributable to purchases of marketable securities and cash used for operations. These decreases to cash and cash equivalents are offset partially by cash distributions received from Local Limited Partnerships and proceeds from sales and maturities of marketable securities.

As of March 31, 1999, approximately $1,239,000 of marketable securities has been designated as Reserves. The Reserves are established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 1999, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to voluntarily provide such funds, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the year ended March 31, 1999. It is expected that cash available for distribution, if any, will not be significant in fiscal year 2000. As funds from temporary investments are paid to Local Limited Partnerships, interest earnings on those funds decrease. In addition, some of the properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

1999 versus 1998

For the year ended March 31, 1999, the Fund's operations resulted in a net loss of $2,027,965, as compared to $2,408,077 for the year ended March 31, 1998. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships for the year ended March 31, 1999 as compared to the same period in 1998, is primarily attributable to an increase in rental and other income.

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

Low-Income Housing Tax Credits

The 1998, 1997 and 1996 tax credits were $141.98 per Unit. The 1995 tax credits were $89.72 per Unit. Tax Credits are not available for a property until the property is placed in service and its apartment units are occupied by qualified tenants. In the first year the Tax Credit is claimed, the allowable credit amount is determined using an averaging convention to reflect the number of months that units comprising the qualified basis were occupied by qualified tenants during the year. To the extent that the full amount of the annual credit is not allocated in the first year, an additional credit in such amount is available in the 11th taxable year.

As of December 31, 1995, all of the properties had been placed in service and were generating Tax Credits. Some of the properties had less than a full year of operations in the period ended December 31, 1995. They were subject to the averaging convention mentioned above, therefore the Fund did not receive a full allocation of Tax Credits with respect to those properties in 1995. The Tax Credits per Limited Partnership Unit have stabilized at approximately $142 per unit, as properties have reached completion and have become fully leased. Since the Tax Credits have stabilized, the annual amount allocated to investors is expected to remain the same for about seven years. In years eight through ten, the credits are expected to decrease as properties reach the end of the ten year credit period. However, because the compliance periods extend significantly beyond the tax credit periods, the Partnership is expected to retain most of its interests in the Local Limited Partnerships for the foreseeable future.

Property Discussions

The Fund is invested in ten Local Limited Partnerships which own ten properties located in eight states. Two properties, representing 356 units, underwent rehabilitation, and eight properties, representing 1001 units, are new construction. All of the ten properties are complete and through initial lease-up.

Most of the ten Local  Limited  Partnerships  have  stabilized  operations.  The
majority  of  these  stabilized   properties  are  operating  at  break-even  or
generating positive operating cash flow.

Live Oaks Plantation, located in West Palm Beach, Florida, has experienced a decrease in the occupancy. As of December 31, 1998, occupancy was 72%, down from 85% in September. The change in occupancy is primarily due to the majority of first-year leases expiring and management's decision not to renew all the leases due to tenant collection problems. Further compounding the problem is competition from new affordable housing complexes in the area. Accordingly, management is developing a more aggressive marketing strategy. The Managing General Partner will be working closely with the Local General Partner and management agent to monitor operations.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Fund has implemented policies and practices for assessing impairment of its real estate assets and investments in Local Limited Partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset and, if there is a significant impairment in value, a provision to write down the asset to fair value will be charged against income.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial conditional of the Fund for the years ended March 31, 1999, 1998, and 1997.

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

Impact of Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Fund and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Fund nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under the service contracts with vendors. As of June 1999, the General Partner is in the final stages of its Year 2000 remediation plan and believes all major systems are compliant; any systems still being updated are not considered significant to the Fund's operations. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Fund. However, the effect of non-compliance by third parties is not readily determinable.

Management has also evaluated a worst case scenario projection with respect to the year 2000 and expects any resulting disruption of either the Managing General Partner's activities or any Local Limited Partnership's operations to be short-term inconveniences. Such problems, however, are not likely to fully impede the ability to carry out necessary duties of the Fund. Moreover, because expected problems under a worst case scenario are not extensively detrimental, and because the likelihood that all systems affecting the Fund will be compliant before 2000, the Managing General Partner has determined that a formal contingency plan that responds to material system failures is not necessary.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Fund has invested in marketable securities with a fair value of $1,455,618 at March 31, 1999; these securities, with rates ranging from 4.91% to 6.03%, do not subject the Fund to significant market risk because of their short term maturities and high liquidity. The Fund has no other exposure to market risk associated with activities in derivative financial instruments, derivative commodity instruments, or other financial instruments.


Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The General Partner of the Fund is Arch Street VIII Limited Partnership, a Massachusetts limited partnership (the "General Partner"), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. George Fantini, Jr., a Vice President of the General Partner, resigned his position effective June 30, 1995. Donna Gibson, a Vice President of the General Partner, resigned from her position on September 13, 1996. Georgia Murray resigned as Managing Director, Treasurer and Chief Financial Officer of the General Partner on May 25, 1997. Fred N. Pratt, Jr. resigned as Managing Director of the General Partner on May 28, 1997. William E. Haynsworth resigned as a Managing Director and Chief Operating Officer of the General Partner on March 23, 1998. Peter G. Fallon resigned as a Vice President of the General Partner on June 1, 1999.

The General Partner was formed in August 1993. Randloph G. Hawthorne is the Chief Operating Officer of the General Partner and has the primary responsibility for evaluating, selecting and negotiating investments for the Fund. The Investment Committee of the General Partner approves all investments. The names and positions of the principal officers and the directors of the General Partner are set forth below.

Name     Position

Jenny Netzer                        Managing Director and President
Michael H. Gladstone                Managing Director, Vice President and Clerk
Randolph G. Hawthorne               Managing Director, Vice President and
                                    Chief Operating Officer
James D. Hart                       Chief Financial Officer and Treasurer
Paul F. Coughlan                    Vice President
William E. Haynsworth               Vice President

The General Partner provides day-to-day management of the Fund. Compensation is discussed in Item 11 of this report. Such day-to-day management does not include the management of the properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 43, graduated from Harvard University (B.A., 1976) and received a Master's in Public Policy from Harvard's Kennedy School of Government in 1982. Ms. Netzer joined Boston Financial in 1987 and is a Senior Vice President leading the Institutional Tax Credit Team. She is also a member of the Senior Leadership Team, the firm's Executive Committee. Previously, Ms. Netzer led Boston Financial's new business initiatives and managed the firm's Asset Management division, which is responsible for the performance of 750 properties and providing service to 35,000 investors. Before joining Boston Financial, she was Deputy Budget Director for the Commonwealth of Massachusetts, where she was responsible for the Commonwealth's health care and public pension programs' budgets. Ms. Netzer was also Assistant Controller at Yale University and has been a member of the Watertown Zoning Board of Appeals.

Michael H. Gladstone, age 42, graduated from Emory University (B.A., 1978) and Cornell University (J.D., M.B.A., 1982). Mr. Gladstone joined Boston Financial in 1985 and is Vice President and General Counsel. He is also a member of the Senior Leadership Team. Prior to joining Boston Financial, Mr. Gladstone was associated with the Boston law firm of Herrick & Smith. Mr. Gladstone is on the Advisory Board of the Housing and Development Reporter. He is also a member of the Investment Program Association, The National Realty Committee, Cornell Real Estate Council, National Housing Conference and the Massachusetts Bar.

Randolph G. Hawthorne, age 49, is a graduate of Massachusetts Institute of Technology (S.B., 1971) and Harvard Graduate School of Business (M.B.A., 1973). Mr. Hawthorne joined Boston Financial in 1973 and is currently a Vice President responsible for structuring and acquiring real estate investments. Previously, Mr. Hawthorne served as Treasurer of Boston Financial. Mr. Hawthorne is Past Chairman of the Board of the National Multi Housing Council, having served on the board since 1989. He is a past president of the National Housing and Rehabilitation Association, a member of the Residential Development Council of the Urban Land Institute, as well as a member of the Advisory Board of the Berkeley Real Estate Center at the University of California. In addition to speaking at industry conferences, he is on the Editorial Advisory Boards of the Tax Credit Advisor and Multi-Housing News.

James D. Hart, age 41, graduated from Trinity College (B.A.) and Amos Tuck School at Dartmouth College (M.B.A.). Mr. Hart joined Boston Financial in 1998 and serves as Chief Financial Officer and is a member of the Senior Leadership Team. Prior to joining Boston Financial, Mr. Hart was engaged in venture capital management on behalf of institutional investors, including the negotiation and structuring of private equity and mezzanine transactions, as a Vice President of Interfid Ltd. and later in the operational management of a venture-backed software company as Managing Director and Chief Financial Officer of Bitstream Inc. Mr. Hart has also served on the Board of Directors of several companies, including those that went on to complete initial public offerings.

Paul F. Coughlan, age 55, is a graduate of Brown University (A.B., 1965). Mr. Coughlan joined Boston Financial in 1975 and is currently a Senior Vice President and a member of the Investment Management division with responsibility for marketing institutional investments. Previously, he was national sales manager for Boston Financial's retail tax credit funds. Prior to joining Boston Financial, Mr. Coughlan was an investment broker with Bache & Company and Reynolds Securities, Inc.

William E. Haynsworth, age 59, is a graduate of Dartmouth College (A.B., 1961) and Harvard Law School (L.L.B., 1964; L.L.M., 1969). Mr. Haynsworth joined Boston Financial in 1977 and is a Senior Vice President responsible for the structuring of real estate investments and the acquisition of property interests. Prior to joining Boston Financial, Mr. Haynsworth was Acting Executive Director and General Counsel of the Massachusetts Housing Finance Agency. He was also the Director of Non-Residential Development of the Boston Redevelopment Authority and an associate of the law firm of Goodwin, Procter
& Hoar. Mr. Haynsworth is a member of the Executive Committee and the Board of Directors of the Affordable Housing Tax Credit Coalition. He is a member of the Senior Leadership Team and the Board of Directors of Boston Financial. Mr. Haynsworth has over 25 years of real estate experience.

Item 11.  Management Remuneration

Neither the partners of Arch Street VIII Limited Partnership nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 1999, the following entities are the only entities known to the Fund to be the beneficial owners of more than 5% of the Units outstanding:

                                                                      Amount
Title of Class    Name and Address of                Beneficially    Percent of
                  Beneficial Owner                     Owned            Class
---------------  -------------------------------      ------------ -------------

Limited         Oldham Institutional Tax Credits LLC   2,476 Units       6.78%
Partner         101 Arch Street
                 Boston, MA



                                                                      Amount
Title of Class                 Name and Address of                 Beneficially                   Percent of
                                 Beneficial Owner                      Owned                        Class
---------------           -------------------------------          --------------                -------------

Limited                 Oldham Institutional Tax Credits           5,220 Units                      14.30%
Partner                 VI LLC
                        101 Arch Street
                        Boston, MA

Limited                 Liberty Corporation                        2,079 Units                      5.70%
Partner                 PO Box 789
                        Greenville, SC


Oldham Institutional Tax Credits LLC and Oldham Institutional Tax Credits VI LLC are affiliates of Arch Street VIII Limited Partnership, the General Partner.

The equity securities registered by the Fund under Section 12(g) of the Act consist of 200,000 Units, 36,497 of which have been sold to the public as of March 31, 1999. Holders of Units are permitted to vote on matters affecting the Fund only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Fund.

As of March 31, 1999, Arch Street VIII, Inc. owns a fractional (unregistered) Unit not included in the Units sold to the public.

Except as described in the preceding paragraphs, neither Arch Street VIII, Inc., Arch Street VIII Limited Partnership, Boston Financial nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The General Partner does not know of any existing arrangement that might at a later date result in a change in control of the Fund.

Item 13.  Certain Relationships and Related Transactions

The Fund is required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates (including Boston Financial) in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates (including Boston Financial) in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partner is entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partner will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the years ended March 31, 1999, 1998 and 1997 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the General Partner, subject to certain limitations established in the Partnership Agreement.

Information required under this Item is contained in Note 5 to the Financial Statements presented as a separate section of this Report. The affiliates of the Managing Partner which have received or will receive fee payments and expense reimbursements from the Fund are as follows:

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

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund is required to pay acquisition fees to and reimburse acquisition expenses of the General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees total 6% of the gross offering proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, are expected to total 1.5% of the gross offering proceeds. Acquisition fees totaling $2,189,820 for the closing of the Fund's Local Limited Partnership Investments were paid to an affiliate of the General Partner. Acquisition expenses totaling $335,196 were reimbursed to an affiliate of the General Partner. Payments made and expenses reimbursed in the years ended March 31, 1999, 1998 and 1997 are as follows:

                                       1999             1998              1997
                                     ------------     -----------       --------

Acquisition fees and expenses        $          -     $       -        $    888

Asset Management Fees

An affiliate of the General Partner receives a base amount of 0.565% (as adjusted by the CPI factor) of Gross Proceeds annually as an Asset Management Fee for administering the affairs of the Fund. Asset Management Fees incurred in the years ended March 31, 1999, 1998 and 1997 are as follows:

                                      1999             1998              1997
                                   ------------     -----------       ---------

Asset Management Fees              $    206,220     $   199,592      $  193,635

Salaries and benefits expense reimbursement

An affiliate of the General Partner is reimbursed for the cost of certain salaries and benefits expenses which are incurred by an affiliate of the General Partner on behalf of the Fund. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements made in the years ended March 31, 1999, 1998 amd 1997, are as follows:
                                      1999             1998           1997
                                 ------------     -----------      -----------

Salaries and benefits
expense reimbursement          $     77,890       $    93,551      $   108,120

Property Management Fees

BFPM, an affiliate of the Managing General Partner, currently manages Beaverdam Creek, a property in which the Fund has invested. The property management fee charged is equal to 4% of cash receipts. Fees earned by BFPM which have been included in operating expenses in the summarized income statements in Note 3 to the Financial Statements in Part II, Item 8 for the three years ended December 31, 1998, 1997 and 1996, are as follows:

                                 1998             1997              1996
                               ------------     -----------       ------------

Property Management Fees       $     34,183     $    29,440       $    27,556

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partner of the Fund, Arch Street VIII Limited Partnership, receives 1% of cash distributions made to partners. As of March 31, 1999, the Fund has not paid any cash distributions to partners.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Boston Financial and its affiliates during each of the three years ended March 31, 1999 is presented in Note 5 to the Financial Statements.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)(1) and (2) Documents filed as a part of this Report

In response to this portion of Item 14, the financial statements, financial statement schedule and the auditors' report relating thereto are submitted as a separate section of this Report. See Index on page F-1 hereof.

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

(a)(3) See Exhibit Index contained herein.

(a)(3)(b)  Reports on Form 8-K:
    No reports on Form 8-K were filed year the year ended March 31, 1999.

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

      BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

      By:   Arch Street VIII, Limited Partnership
            its General Partner



     By:   /s/ Randolph G. Hawthorne            Date:    June 24, 1999
           ------------------------------                --------------------
           Randolph G. Hawthorne,
           Managing Director and
           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the General Partner of the Fund and in the capacities and on the dates indicated:



     By:   /s/ Randolph G. Hawthorne           Date:    June 24, 1999
           ------------------------------               ----------------------
           Randolph G. Hawthorne,
           Managing Director and
           Chief Operating Officer




     By:   /s/Michael H. Gladstone             Date:    June 24, 1999
           ------------------------------              ---------------------
           Michael H. Gladstone,
           A Managing Director

Item 8.  Financial Statements and Supplementary Data


          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

          ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1999
                                      INDEX


                                                                    Page No.


     Report of Independent Accountants
        For the years ended March 31, 1999, 1998 and 1997              F-2

     Financial Statements

       Balance Sheets - March 31, 1999 and 1998                        F-3

       Statements of Operations - Years Ended
         March 31, 1999, 1998 and 1997                                 F-4

       Statements of Changes in Partners' Equity (Deficiency) -
         Years Ended March 31, 1999, 1998 and 1997                     F-5

       Statements of Cash Flows - Years Ended
         March 31, 1999, 1998 and 1997                                 F-6

       Notes to Financial Statements                                   F-7

     Financial Statement Schedule

       Schedule III - Real Estate and Accumulated
         Depreciation                                                  F-16

      See also Index to Exhibits on Page K-19 for the financial statements of the Investor Local Limited Partnership included as a separate exhibit in this Annual Report of Form 10-K.

      Other schedules have been omitted as they are either not required or the information required to be presented therein is available elsewhere in the financial statements and the accompanying notes and schedules.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Boston Financial Tax Credit Fund VIII, A Limited Partnership:

In our opinion, based on our audits and the reports of other auditors, the combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of certain local limited partnerships for which total assets of $24,889,168 and $26,827,966, are included in these financial statements as of March 31, 1999 and 1998, respectively, and for which net losses of $1,745,890, 2,083,625, and $1,922,566 are included in the accompanying financial statements as of March 31, 1999, 1998, 1997, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Local Limited Partnerships, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standard, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examing, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinions expressed above.


/s/PricewaterhouseCoopers LLP
June 18, 1999
Boston, Massachusetts

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                      F-23
                                 BALANCE SHEETS

                             March 31, 1999 and 1998


                                                                              1999             1998
                                                                         -------------    --------------
Assets

Cash and cash equivalents                                                $     180,030    $      213,966
Investments in Local Limited Partnerships (Note 3)                          23,234,665        25,099,334
Marketable securities, at fair value (Note 4)                                1,455,618         1,486,224
Organization costs, net of accumulated amortization
   of $50,000 in 1999 and $40,833 in 1998                                            -             9,167
Other assets                                                                    18,855            19,275
                                                                         -------------    --------------
       Total Assets                                                      $  24,889,168    $   26,827,966
                                                                         =============    ==============

Liabilities and Partners' Equity

Accounts payable to affiliate (Note 5)                                   $     342,233    $      268,817
Accrued expenses                                                                54,346            39,747
                                                                         -------------    --------------
       Total Liabilities                                                       396,579           308,564
                                                                         -------------    --------------

General, Initial and Investor Limited Partners' Equity                      24,491,536        26,519,501
Net unrealized gains (losses) on marketable securities                           1,053               (99)
                                                                         -------------    --------------
       Total Partners' Equity                                               24,492,589        26,519,402
                                                                         -------------    --------------
       Total Liabilities and Partners' Equity                            $  24,889,168    $   26,827,966
                                                                         =============    ==============
The accompanying notes are an integral part of these financial statements.

         BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS

                For the Years Ended March 31, 1999, 1998 and 1997


                                                                1999              1998           1997
                                                           --------------    -------------   -------------

Revenue:
   Investment                                               $      96,265    $      92,781   $      81,930
   Other                                                            7,565            5,351          18,606
                                                            -------------    -------------   -------------
       Total Revenue                                              103,830           98,132         100,536
                                                            -------------    -------------   -------------

Expenses:
   Asset management fees, related party (Note 5)                  206,220          199,592         193,635
   General and administrative (includes
     reimbursements to an affiliate in the
     amounts of $77,890, $93,551 and $108,120
     in 1999, 1998 and 1997, respectively) (Note 5)               140,575          183,048         195,069
   Amortization                                                    39,110           39,944          37,184
                                                            -------------    -------------   -------------
       Total Expenses                                             385,905          422,584         425,888
                                                            -------------    -------------   -------------

Loss before equity in losses of
   Local Limited Partnerships                                    (282,075)        (324,452)       (325,352)

Equity in losses of Local Limited
   Partnerships (Note 3)                                       (1,745,890)      (2,083,625)     (1,922,556)
                                                            -------------    -------------   -------------

Net Loss                                                    $  (2,027,965)   $  (2,408,077)  $  (2,247,908)
                                                            =============    =============   =============


Net Loss allocated to:
   General Partner                                          $     (20,280)   $     (24,081)  $     (22,479)
   Limited Partners                                            (2,007,685)      (2,383,996)     (2,225,429)
                                                            -------------    -------------   -------------
                                                            $  (2,027,965)   $  (2,408,077)  $  (2,247,908)
                                                            =============    =============   =============

Net Loss per Limited Partnership Unit
    (36,497 Units)                                          $      (55.01)   $      (65.32)  $      (60.98)
                                                            =============    =============   =============

The accompanying notes are an integral part of these financial statements.

 BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                For the Years Ended March 31, 1999, 1998 and 1997


                                                                                      Net
                                                    Initial        Investor       Unrealized
                                      General       Limited         Limited          Gains
                                     Partner           Partner         Partners        (Losses)      Total

Balance at March 31, 1996           $ (4,592)       $    100    $  31,179,978     $      (534)   $  31,174,952
                                    --------        --------    -------------     -----------    -------------

Comprehensive Loss:
   Net change in net unrealized losses
     on marketable securities
     available for sale                    -               -                -         (16,306)         (16,306)
   Net Loss                          (22,479)              -       (2,225,429)              -       (2,247,908)
                                    --------        --------    -------------     -----------    -------------
Comprehensive Loss                   (22,479)              -       (2,225,429)        (16,306)      (2,264,214)
                                    --------        --------    -------------     -----------    -------------

Balance at March 31, 1997            (27,071)            100       28,954,549         (16,840)      28,910,738
                                    --------        --------    -------------     -----------    -------------

Comprehensive Income (Loss):
   Net change in net unrealized losses
     on marketable securities
     available for sale                    -               -                -          16,741           16,741
   Net Loss                          (24,081)              -       (2,383,996)              -       (2,408,077)
                                    --------        --------    -------------     -----------    -------------
Comprehensive Income (Loss)          (24,081)              -       (2,383,996)         16,741       (2,391,336)
                                    --------        --------    -------------     -----------    -------------

Balance at March 31, 1998            (51,152)            100       26,570,553             (99)      26,519,402
                                    --------        --------    -------------     -----------    -------------

Comprehensive Income (Loss):
   Net change in net unrealized losses
     on marketable securities
     available for sale                    -               -                -           1,152            1,152
   Net Loss                          (20,280)              -       (2,007,685)              -       (2,027,965)
                                    --------       ---------    -------------     -----------    -------------
Comprehensive Income (Loss)          (20,280)       -              (2,007,685)          1,152       (2,026,813)
                                    --------       ---------    --------------    -----------    --------------

Balance at March 31, 1999          $ (71,432)      $     100    $  24,562,868     $     1,053    $  24,492,589
                                   =========       =========    =============     ===========    =============


The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS

                For the Years Ended March 31, 1999, 1998 and 1997

                                                              1999               1998             1997
                                                          -------------     -------------     ------------

Cash flows from operating activities:
   Net Loss                                               $  (2,027,965)    $  (2,408,077)    $ (2,247,908)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships           1,745,890         2,083,625        1,922,556
     Amortization                                                39,110            39,944           37,184
     (Gain) loss on sales and maturities of
       marketable securities                                     (3,424)            9,053            1,618
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
       Other assets                                                 420             7,452            6,311
       Accounts payable to affiliate                             73,416           189,923           (2,607)
       Accrued expenses                                          14,599           (48,879)          67,768
                                                          -------------     -------------     ------------
Net cash used for operating activities                         (157,954)         (126,959)        (215,078)
                                                          -------------     -------------     ------------

Cash flows from investing activities:
   Investment in Local Limited Partnerships                           -          (451,360)      (2,716,626)
   Restricted cash                                                    -           503,031          866,333
   Purchases of marketable securities                        (1,174,765)       (1,347,016)      (4,152,845)
   Proceeds from sales and maturities of
     marketable securities                                    1,209,947         1,311,156        6,402,126
   Payment of acquisition expenses                                    -                 -             (888)
   Cash distributions received from Local
     Limited Partnerships                                        88,836            51,702           18,675
                                                          -------------     -------------     ------------
Net cash provided by investing activities                       124,018            67,513          416,775
                                                          -------------     -------------     ------------

Net increase (decrease) in cash and cash equivalents            (33,936)          (59,446)         201,697

Cash and cash equivalents, beginning of period                  213,966           273,412           71,715
                                                          -------------     -------------     ------------

Cash and cash equivalents, end of period                  $     180,030     $     213,966     $    273,412
                                                          =============     =============     ============


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

The Partnership Agreement provides that all cash available for distribution will be distributed 99% to the Limited Partners and 1% to the General Partner. Sale or refinancing proceeds generally will be distributed first to the Limited Partners in an amount equal to their adjusted capital contributions; second, to the General Partner in an amount equal to its capital contributions; third, to the General Partner (after payment of the 6% return as set forth in Section
4.2.3 of the Partnership Agreement and, of any accrued but unpaid Subordinated Disposition Fee, a fee equal to 1% of the sales price of a property owned by a Local Limited Partnership) in such amount as is necessary to cause the General Partner to have received 5% of all distributions to the Partners; and lastly, 95% to the Limited Partners and 5% to the General Partner.

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

Under the terms of the Partnership Agreement, the Fund initially designated 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 1999, the General Partner has designated approximately $1,239,000 of marketable securities as such Reserve.

2.   Significant Accounting Policies

Basis of Presentation

The Fund accounts for its investments in Local Limited Partnerships using the equity method of accounting, because the Fund does not have a majority control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of income or loss of the Local Limited Partnerships, additional investments and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. The Fund has no obligation to fund liabilities of the Local Limited Partnerships beyond its

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

2.   Significant Accounting Policies (continued)

Basis of Presentation (continued)

investment, therefore, a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred or distributions received when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Fund. These fees and expenses are included in Investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years.

The Fund recognizes a decline in the carrying value of its investments in Local Limited Partnerships when there is evidence of a non-temporary decline in the recoverable amount of the investment. There is a possibility that the estimates relating to reserves for non-temporary declines in carrying value of investments in Local Limited Partnerships may be subject to material near term adjustments.

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

The General Partners have decided to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 1998, 1997 and 1996.

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

Marketable Securities

The Fund's investments in securities are classified as "Available for Sale" securities and reported at fair value as reported by the brokerage firm at which the securities are held. Realized gains and losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity.

Deferred Fees

Costs incurred in connection with the organization of the Fund, amounting to $50,000, have been deferred and are completely amortized as of March 31, 1999.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

2.   Significant Accounting Policies (continued)

Income Taxes

No provision for income taxes has been made as the liability for such taxes is an obligation of the partners of the Fund.

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The standard requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The standard is effective for fiscal years beginning after December 15, 1997. The Fund adopted the new standard effective April 1, 1998 and its adoption did not have a significant effect on the Fund's financial position or results of operations. The only component of the Fund's other accumulated comprehensive income is net unrealized gains and losses on marketable securities.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Fund has implemented policies and practices for assessing impairment of its real estate assets and investments in Local Limited Partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset and, if there is a significant impairment in value, a provision to write down the asset to fair value will be charged against income.

3.   Investments in Local Limited Partnerships

The Fund has acquired an interest in ten Local Limited Partnerships which own and operate multi-family housing complexes. The Fund, as Investor Limited Partner, pursuant to the Local Limited Partnership Agreements, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of the Local Limited Partnerships, with the exception of Springwood, Hemlock Ridge, Pike Place and West End Place which are 79.20%, 77%, 90% and 90%, respectively. Another partnership sponsored by an affiliate of the General Partner owns the remaining 19.80% Limited Partnership interest in Springwood. Upon dissolution, proceeds will be distributed according to the partnership agreements.

The following is a summary of Investments in Local Limited Partnerships at March 31:

                                                         1999                  1998             1997
                                                    -------------         ------------      ------------
Capital Contributions paid to Local
   Limited Partnerships                              $ 29,264,859         $ 29,264,859      $ 28,813,499

Cumulative equity in losses of Local
   Limited Partnerships                                (6,794,779)          (5,048,889)       (2,965,264)

Cumulative cash distributions received
   from Local Limited Partnerships                       (172,536)             (83,700)          (31,998)
                                                    -------------        -------------      ------------

Investments in Local Limited Partnerships
   before adjustments                                  22,297,544           24,132,270        25,816,237

Excess of investment cost over the underlying net assets acquired:

     Acquisition fees and expenses                      1,048,010            1,048,010         1,048,010

     Accumulated amortization of acquisition
         fees and expenses                               (110,889)             (80,946)          (51,002)
                                                    -------------         ------------      ------------

Investments in Local Limited Partnerships           $  23,234,665         $ 25,099,334      $ 26,813,245
                                                    =============         ============      ============

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

3.   Investments in Local Limited Partnerships (continued)

Summarized financial information as of December 31, 1998, 1997 and 1996 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of the ten Local Limited Partnerships in which the Fund was invested in as of the that date is as follows:

Summarized Balance Sheets - as of December 31,
                                                                1998              1997             1996
                                                            -------------    -------------     -------------
Assets:
   Investment property, net                                 $  64,711,442    $  67,138,525     $  69,714,031
   Current assets                                                 880,542          809,218           975,295
   Other assets                                                 2,478,753        2,641,507         2,397,633
                                                            -------------    -------------     -------------
     Total Assets                                           $  68,070,737    $  70,589,250     $  73,086,959
                                                            =============    =============     =============

Liabilities and Partners' Equity:
   Long-term debt                                           $  37,318,536    $  37,840,199     $  38,197,782
   Current liabilities                                          1,956,075        1,933,699         1,768,369
   Other liabilities                                            5,517,363        5,449,430         5,853,703
                                                            -------------    -------------     -------------
     Total Liabilities                                         44,791,974       45,223,328        45,819,854

   Fund's Equity                                               22,537,757       24,115,216        25,784,519
   Other Partners' Equity                                         741,006        1,250,706         1,482,586
                                                            -------------    -------------     -------------
     Total Liabilities and Partners' Equity                 $  68,070,737    $  70,589,250     $  73,086,959
                                                            =============    =============     =============

Summarized Income Statements - for
the year ended December 31,

Rental and other income                                     $   7,809,919    $   7,474,866     $   7,594,918
                                                            -------------    -------------     -------------

Expenses:
   Operating                                                    3,805,421        3,805,760         3,691,624
   Depreciation and amortization                                2,667,667        2,786,344         2,841,824
   Interest                                                     3,260,386        3,133,964         3,169,226
                                                            -------------    -------------     -------------
     Total Expenses                                             9,733,474        9,726,068         9,702,674
                                                            -------------    -------------     -------------

Net Loss                                                    $  (1,923,555)   $  (2,251,202)    $  (2,107,756)
                                                            =============    =============     =============

Fund's share of Net Loss                                    $  (1,745,890)   $  (2,083,625)    $  (1,922,556)
                                                            =============    =============     =============
Other partners' share of Net Loss                           $    (177,665)   $    (167,577)    $    (185,200)
                                                            =============    =============     =============

              BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

3.   Investments in Local Limited Partnerships (continued)

The Fund's equity as reflected by the Local Limited Partnerships of $22,537,757 differs from the Fund's Investments in Local Limited Partnerships before adjustments of $22,297,544 principally because of differences in miscellaneous items.


4.   Marketable Securities

A summary of marketable securities is as follows:

                                                              Gross                 Gross
                                                           Unrealized            Unrealized            Fair
                                           Cost               Gains                Losses               Value

Debt securities issued by the
   US Treasury and other US
   government corporations
   and agencies                         $ 1,149,468        $     4,588           $    (3,318)      $ 1,150,738

Mortgage backed securities                  305,097              1,059                (1,276)          304,880
                                        ------------       -----------           -----------       -----------

Marketable securities
   at March 31, 1999                    $ 1,454,565        $     5,647           $    (4,594)      $ 1,455,618
                                        ===========        ===========           ===========       ===========


Debt securities issued by the
   US Treasury and other US
   government corporations
   and agencies                         $1,303,088$        $     1,575           $    (2,224)      $ 1,302,439

Mortgage backed securities                  183,235                550                     -           183,785
                                        -----------        -----------           -----------       -----------

Marketable securities
   at March 31, 1998                    $ 1,486,323        $     2,125           $    (2,224)      $ 1,486,224
                                        ===========        ===========           ============      ===========


The contractual maturities at March 31, 1999 are as follows:
                                                                  Fair
                                                  Cost            Value

Due in less than one year                      $   324,875      $  326,055
Due in one to five years                           824,593         824,683
Mortgage backed securities                         305,097         304,880
                                               -----------      ----------
                                               $ 1,454,565      $1,455,618
                                               ===========      ==========

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $176,000, $802,000 and $594,000 during the fiscal years ended March 31, 1999, 1998 and 1997, respectively. Proceeds from the maturities of marketable securities were approximately $1,034,000, $509,000 and $5,808,000 during the fiscal years ended March 31, 1999, 1998 and 1997, respectively. Included in investment income are gross gains of $4,411, $2,329 and $257 and gross losses of $987, $11,382 and $1,875 which were realized on the sales during the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

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

In accordance with the Partnership Agreement, the Fund is required to pay acquisition fees to and reimburse acquisition expenses of the General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees total 6.0% of Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of Gross Proceeds. Acquisition fees totaling $2,189,820 have been paid to an affiliate of the General Partner for the closing of the Fund's Local Limited Partnership Investments. Approximately $1,477,000 of these fees are classified as capital contributions to Local Limited Partnerships in Note 3 to the Financial Statements. Acquisition expenses totaling $335,196 at March 31, 1999 have been reimbursed to an affiliate of the General Partner.

An affiliate of the General Partner receives the base amount of 0.565% (as adjusted by the CPI factor) of Gross Proceeds annually as an Asset Management Fee for administering the affairs of the Fund. Asset Management Fees of $206,220, $199,592 and $193,635 for the years ended March 31, 1999, 1998 and
1997, respectively, have been included in expenses. Included in accounts payable to affiliates at March 31, 1999 and 1998 is $327,111 and $255,527 of Asset Management Fees due to an affiliate of the General Partner.

An affiliate of the General Partner is reimbursed for the actual cost of the Fund's operating expenses. Included in general and administrative expenses for the years ended March 31, 1999, 1998 and 1997, is $77,890, $93,551 and $108,120,
respectively, that the Fund has paid as reimbursement for salaries and benefits. As of March 31, 1999 and 1998, $15,122 and $13,290, respectively, is payable to an affiliate of the General Partner for salaries and benefits.

BFPM, an affiliate of the Managing General Partner, currently manages Beaverdam Creek, a property in which the Fund has invested. The property management fee charged is equal to 4% of cash receipts. Included in operating expenses in the summarized income statements in Note 3 to the Financial Statements is $34,183 and $29,440 of fees earned by BFPM for the years ended December 31, 1998 and 1997, respectively.

         BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

6.   Federal Income Taxes

A reconciliation of the loss reported in the Statements of Operations for the fiscal years ended March 31, 1999, 1998 and 1997 to the loss reported for federal income tax purposes for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                     1999               1998              1997
                                                                -------------       -------------    --------------

Net Loss per Statement of Operations                            $  (2,027,965)      $  (2,408,077)   $   (2,247,908)

Adjustment for equity in losses of Local Limited
   Partnerships for financial reporting purposes
   under equity in losses for tax purposes                           (415,055)           (782,833)         (557,984)

Adjustment to reflect March 31, fiscal year-end
   to December 31, tax year-end                                       (21,788)             33,895            (7,036)

Related party expenses not paid at December 31,
    not deductible for tax purposes                                   407,821             204,761            95,955

Related party expenses paid in current year but expensed
   for financial reporting purposes in prior year                    (204,761)            (95,955)          (46,853)

Adjustment for amortization for financial reporting
   Purposes under amortization for tax purposes                        (8,166)             (8,165)          (10,925)
                                                                -------------       -------------    --------------

Net Loss for federal income tax purposes                        $  (2,269,914)      $  (3,056,374)   $   (2,774,751)
                                                                =============       =============    ==============

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 1999 are as follows:

                                                      Financial                  Tax
                                                      Reporting               Reporting
                                                      Purposes                Purposes          Differences

Investments in Local Limited Partnerships          $  23,234,665           $  21,103,905       $   2,130,760
                                                   =============           ==============      =============
Other assets                                       $   1,654,503           $   6,584,853       $  (4,930,350)
                                                   =============           =============       =============
Liabilities                                        $     396,579           $      48,139       $     348,440
                                                   =============           =============       =============

The differences in assets and liabilities of the Fund for financial reporting purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $1,979,000 greater than for financial reporting purposes; (ii) the amortization of acquisition fees for tax return purposes exceeds financial reporting purposes by approximately $21,000; (iii) organizational and offering costs of approximately $4,664,000 that have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes; and
(iv) related party expenses which are deductible for financial reporting purposes of approximately $327,000 but are not deductible for tax reporting purposes.

           BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

6.   Federal Income Taxes (continued)

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes for the year ended March 31, 1998 are as follows:

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
                                                   =============           =============       =============


The differences in assets and liabilities of the Fund for financial reporting purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $1,564,000 greater than for financial reporting purposes; (ii) the amortization of acquisition fees for tax return purposes exceeds financial reporting purposes by approximately $13,000; (iii) organizational and offering costs of approximately $4,664,000 that have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes; and
(iv) related party expenses which are deductible for financial reporting purposes of approximately $205,000 but are not deductible for tax reporting purposes.

Boston Financial Tax Credit Fund VIII, A Limited Partnership
Schedule III - Real Estate and Accumulated Depreciation of Property owned by Local Limited Partnerships
In which Registrant has Invested at March 31, 1999



                                                                                                        GROSS AMOUNT AT
                                                                                                         WHICH CARRIED
                                                                                                        AT DECEMBER 31,
                                                                                                              1998

                                                         COST OF INTEREST AT ACQUISITION DATE
                                                         ----------------------------------------------------------------

                                                                                       NET IMPROVEMENTS
                                NUMBER        TOTAL                     BUILDINGS /      CAPITALIZED
                                  OF         ENCUM-                    IMPROVEMENTS     SUBSEQUENT TO
DESCRIPTION                      UNITS      BRANCES *       LAND        & EQUIPMENT      ACQUISITION            LAND
-----------                      -----      ---------       ----        -----------      -----------            ----

Low and Moderate
   Income Apartment Complexes

Green Wood Apartments                164      $5,179,303    $412,500        $7,774,612         $735,923         $412,500
  Gallatin, TN
Webster Court Apartments              92       2,835,486     296,423         5,003,633           10,461          296,423
  Kent, WA
Springwood Apartments (2)            113       3,894,649     296,280         2,937,028        4,257,987          296,280
  Tallahassee, FL
Meadowwood of Pella                   30       1,110,733     101,910         1,135,077          790,234           88,909
  Pella, IA
Hemlock Ridge                        100       2,105,654      42,368         6,327,906        1,762,698           42,368
  Livingston Manor, NY
Pike Place Apartments                144       3,303,163     312,000         5,336,336            8,164          312,000
  Fort Smith, AR
West End Place                       120       2,914,729     250,000         4,681,280                0          250,000
  Springdale, AR
Oak Knoll Renaissance                256       5,320,816           1         1,346,557        9,263,385          222,591
  Gary, IN
Beaverdam Creek                      120       3,333,911     360,000           499,907        6,680,217        1,256,840
  Mechanicsville, VA
Live Oak Plantation                  218       7,793,227   1,767,000         1,998,509       10,200,852        1,792,680
  West Palm Beach, FL
                               ==========================================================================================
                                             $37,791,671  $3,838,482       $37,040,845      $33,709,921       $4,970,591
                                   1,357
                               ==========================================================================================

(1) Total aggregate cost for Federal Income Tax purposes is approximately $74,765,000.

(2) Boston Financial Tax Credit Fund VIII has an 80% ownership interest in Springwood Apartments, A Limited Partnership

                             * Mortgage   notes  payable   generally   represent
                               non-recourse financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 1.0% to 10.62%. The Partnership has not guaranteed any of these mortgage notes payable.

Boston Financial Tax Credit Fund VIII, A Limited Partnership
Schedule III - Real Estate and Accumulated Depreciation of Property owned by Local Limited Partnerships
In which Registrant has Invested at March 31, 1999

                                GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31,
                                                     1998
                               -------------------------------------------------

                                                                                                   LIFE ON
                                                                                                    WHICH
                                   BUILDINGS                                                    DEPRECIATION
                                      AND                        ACCUMULATED         DATE        IS COMPUTED       DATE
DESCRIPTION                      IMPROVEMENTS        TOTAL       DEPRECIATION       BUILT          (YEARS)       ACQUIRED
-----------                      ------------        -----       ------------       -----          -------       --------


Low and Moderate
   Income Apartment Complexes

Green Wood Apartments                 $8,510,535    $8,923,035       $1,280,714      2/95       10 & 30 years     3/02/94
  Gallatin, TN
Webster Court Apartments               5,014,094    $5,310,517          554,610      8/94       40 & 12 years     5/13/94
  Kent, WA
Springwood Apartments (2)              7,195,015    $7,491,295        1,575,413      9/95       10 & 30 years    12/15/94
  Tallahassee, FL
Meadowwood of Pella                    1,938,312    $2,027,221          196,464      8/95       Useful Lives      6/03/94
  Pella, IA
Hemlock Ridge                          8,090,604    $8,132,972        1,263,109      5/95       Useful Lives      4/29/94
  Livingston Manor, NY
Pike Place Apartments                  5,344,500    $5,656,500          839,428     12/94      7 & 27.5 years     1/31/94
  Fort Smith, AR
West End Place                         4,681,280    $4,931,280          723,967     12/94      7 & 27.5 years     1/12/94
  Springdale, AR
Oak Knoll Renaissance                 10,387,352   $10,609,943        1,389,623     11/95       Useful Lives     11/01/94
  Gary, IN
Beaverdam Creek                        6,283,284    $7,540,124          806,651      9/95       Useful Lives     11/16/94
  Mechanicsville, VA
Live Oak Plantation                   12,173,681   $13,966,361        1,247,827     11/95       Useful Lives      6/28/94
  West Palm Beach, FL
                               =================================================
                                     $69,618,657   $74,589,248       $9,877,806
                               =================================================



Summary of property owned and accumulated depreciation:

Real Estate Investments                      1998                 1997                  1996
-------------------------------         ----------------   --------------------   ------------------

Balance at beginning of period                        $                      $                    $
                                             74,470,985             74,361,818           74,142,268
Additions during period                         118,263                109,167              219,550
Less retirements during period                        0                      0                    0
                                                                                  ------------------
                                        ================   ====================
Balance at close of period                            $                      $                    $
                                             74,589,248             74,470,985           74,361,818
                                        ================   ====================   ==================

Accumulated Depreciation                     1998                 1997                  1996
-------------------------------         ----------------   --------------------   ------------------

Balance at beginning of period                        $                      $                    $
                                              7,332,460              4,647,787            1,959,465
Depreciation                                  2,545,346              2,684,673            2,688,322
Less retirements                                      0                      0                    0
                                        ================   ====================   ==================
Balance at close of period                            $                      $                    $
                                              9,877,806              7,332,460            4,647,787
                                        ================   ====================   ==================


       BOSTON FINANCIAL TAX CREDIT FUND VIII
              (A Limited Partnership)

             Annual Report on form 10-K
           For The Year Ended March 31, 1999
            Reports of Independent Auditors

Beaverdam

[Letterhead]
 [LOGO]
L.P. Martin & Company
A Professional Corporation

           Independent Auditor's Report

To the Partners of                       Virginia Housing Development Authority
Beaverdam Creek Associates, L.P.         Richmond, VA

We have audited the accompanying balance sheet of Beaverdam Creek Associates, L.P., a Virginia Limited Partnership (the "Partnership") as of December 31, 1998 and the related statements of profit and loss, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beaverdam Creek Associates, L.P. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 1999 on our consideration of Beaverdam Creek Associates' internal control over financial reporting, and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information required by the Virginia Housing Authority included herein is presented for the purpose of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ L.P. Martin & Company, P.C.
L.P. Martin & Company, P.C.
January 31, 1999
Lead Auditor Name: W. Barclay Bradshaw

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

Green Wood

[Letterhead]
[LOGO]
KPMG Peat Marwick LLP

Independent Auditors' Report

The Partners
Green Wood Apartments,
A Limited Partnership:

We have audited the accompanying balance sheets of Green Wood Apartments, A Limited Partnership as of December 31, 1998 and 1997, and the related statements of loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Wood Apartments, A Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
Atlanta, GA
February 26, 1999

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

Webster

[Letterhead]
[LOGO]
HASSON LAIBLE & CO., P.S.

INDEPENDENT AUDITOR'S REPORT

To the General Partners of
Webster Court Apartments Limited Partnership:

We have audited the accompanying balance sheet of Webster Court Apartments, Limited Partnership, a Washington Limited Partnership, as of December 31, 1998, and the related statements of income and partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webster Court Apartments, Limited Partnership as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Hasson Laible & Co.
Seattle, Washington
February 26, 1999

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

Springwood

[Letterhead]
[LOGO]
KPMG Peat Marwick LLP

Independent Auditors' Report

The Partners
Springwood Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Springwood Apartments, A Limited Partnership as of December 31, 1998 and 1997 and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springwood Apartments, A Limited Partnership as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
Atlanta, GA
February 26, 1999

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

RMH

[Letterhead]
[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners RMH Associates, L.P.

We have audited the accompanying balance sheets of RMH Associates, L.P. as of December 31, 1998 and 1997, and the related statements of income and expense analysis of income sufficiency, partner's equity (deficit) and cash flows in the form prescribed by New York State Division of Housing and Community Renewal
(DHCR) for the year ended December 31, 1998. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMH Associates, L.P. as of December 31, 1998 and 1997, and the results of its operations, changes in partner's equity (deficit) and its cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 26 through 39 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the information marked "unaudited", on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated February 5, 1999 on our consideration of RMH Associates, L.P. internal control structure and on its compliance with specific requirements applicable to non major HUD programs and fair housing and non-discrimination..

/s/Reznick Fedder & Silverman
Bethesda, Maryland                   Federal Employer
February 5, 1999                       Identification Number:
                                                    52-1088612
Audit Principal:  Lester A. Kanis

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

/s/Reznick Fedder & Silverman
Bethesda, Maryland                   Federal Employer
February 4, 1997                       Identification Number:
                                                    52-1088612

Audit Principal:  Lester A. Kanis
meadow wood

[Letterhead]
[LOGO]
VMcHC & S Vroman, McGowen, Hurst, Clark & Smith, P.C.

INDEPENDENT AUDITOR'S REPORT

To the Partners
Meadow Wood Associates of Pella, L.P.
Des Moines, Iowa

We have audited the accompanying balance sheets of Meadow Wood Associates of Pella, L.P. (a limited partnership), as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadow Wood Associates of Pella, L.P., as of December 31, 1998 and 1997, and the results of its operations, changes in its partners' capital, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Vroman, McGowen, Hurst, Clark & Smith, P.C.
Des Moines, Iowa
January 30, 1999

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

PIKE PLACE

[Letterhead]
[LOGO]
Rick J. Tanneberger
Certified Public Accountant

Independent Auditor's Report

The Partners
Pike Place, A Limited Partnership

We have audited the accompanying balance sheets of Pike Place, A Limited Partnership, as of December 31, 1998 and 1997, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pike Place, A Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR
February 8, 1999

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

WEST END

[LOGO]
Rick J. Tanneberger
Certified Public Accountant

Independent Auditor's Report

The Partners
West End Place, A Limited Partnership

We have audited the accompanying balance sheets of West End Place, A Limited Partnership, as of December 31, 1998 and 1997, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West End Place, A Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR
February 10, 1999

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

OAK KNOLL

[Letterhead]
[LOGO]
Haran & Associates Ltd
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To the Partners                                      HUD Field Office Director
OAK KNOLL RENAISSANCE LIMITED PARTNERSHIP            Indianapolis, Indiana
Gary, Indiana

We have audited the accompanying balance sheet of OAK KNOLL RENAISSANCE LIMITED PARTNERSHIP (a Limited Partnership) as of December 31, 1998, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of OAK KNOLL RENAISSANCE LIMITED PARTNERSHIP as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying supplementary information shown on Page 13 through 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Haran & Associates Ltd
Haran & Associates Ltd
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Employer Identification No. 36-3097692
Audit Partner: W. Garrett Heinl    (847) 853-2576
January 15, 1999

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

PALM BEACH

[Letterhead]
[LOGO]
Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners
Schickendanz Bros. - Palm Beach Ltd.

We have audited the accompanying balance sheet of Schickendanz Bros. - Palm Beach Ltd. as of December 31, 1998, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Schickendanz Bros. - Palm Beach Ltd., as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Reznick Fedder & Silverman
Atlanta, Georgia
January 22, 1999

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


/s/Reznick Fedder & Silverman
Atlanta, Georgia
January 21, 1998

                      Schickedanz Bros. - Palm Beach, Ltd.


                                          See notes to financial statements

                                                                        - 4 -

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

                                                                             - 8 -

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

                                DECEMBER 31, 1998

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

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Schickedanz Bros. - Palm Beach, Ltd.

         We have audited the accompanying balance sheet of Schickedanz Bros. - Palm Beach, Ltd., as of December 31, 1998, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Schickedanz Bros. - Palm Beach, Ltd., as of December 31, 1998, and the results of its operations, and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/Reznick Fedder & Silverman
Atlanta, Georgia
January 22, 1999

                     Schickedanz Bros. - Palm Beach, Ltd.


                        See notes to financial statements



                                  BALANCE SHEET

                                December 31, 1998

--------------------------------------------------------------------------------------------------------------------
                                     ASSETS
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Current Assets
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Cash                                                                                        $            3,693
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Tenants accounts receivable                                                                             15,963
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Prepaid insurance                                                                                       16,638
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

                                                                                                   -----------------
                                                                                                   -----------------
         Total Current Assets                                                                                36,294
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Reserves and Deposits
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Reserve for replacements                                                                                54,976
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Tax and insurance escrow                                                                                70,146
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Total Reserves and Deposits                                                                        125,122
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Fixed Assets
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Land                                                                                                 1,792,680
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
     Building                                                                                            11,711,351
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
     Furniture and equipment                                                                                462,330
------------------------------------------------------------------------------------------------   -----------------
------------------------------------------------------------------------------------------------   -----------------

------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
         Total Fixed Assets                                                                              13,966,361
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
     Less accumulated depreciation                                                                      (1,247,827)
------------------------------------------------------------------------------------------------   -----------------
------------------------------------------------------------------------------------------------   -----------------

------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
                                                                                                         12,718,534
------------------------------------------------------------------------------------------------   -----------------
------------------------------------------------------------------------------------------------   -----------------

------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Other Assets
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
     Utility deposits                                                                                         2,160
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
     Organization costs, net of accumulated amortization of $13,717                                           5,874
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
     Compliance monitoring fees, net of accumulated amortization of $3,371                                   15,019
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
     Letter of credit fees, net of accumulated amortization of $6,011                                         1,250
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
     Loan fees, net of accumulated amortization of $41,015                                                  193,230
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Total Other Assets                                                                                 217,533
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
                                                                                                 $       13,097,483
--------------------------------------------------------------------------------------------------------------------


                        See notes to financial statements



                     Schickedanz Bros. - Palm Beach, Ltd.

                          BALANCE SHEET (Continued)

                                December 31, 1998

--------------------------------------------------------------------------------------------------------------------
                        LIABILITIES AND PARTNERS' EQUITY
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------   -----------------
------------------------------------------------------------------------------------------------   -----------------

Current Liabilities
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
     Accounts payable                                                                            $           73,275
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
     Tenant security deposits                                                                                54,582
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
     Accrued management fees                                                                                  5,634
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
     Accrued interest payable                                                                               310,945
------------------------------------------------------------------------------------------------   -----------------
------------------------------------------------------------------------------------------------   -----------------

------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                                          444,436
------------------------------------------------------------------------------------------------   -----------------
------------------------------------------------------------------------------------------------   -----------------

------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Long-Term Debt
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
     Note payable - Newport Mortgage                                                                      6,377,227
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
     Note payable - HOME                                                                                  1,416,000
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
     Developer fee payable                                                                                  939,704
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Total Long-Term Liabilities                                                                      8,732,931
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Commitments and Contingencies                                                                                     -
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Partners' Equity                                                                                          3,920,116
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
                                                                                                 $       13,097,483
--------------------------------------------------------------------------------------------------------------------


                      Schickedanz Bros. - Palm Beach, Ltd.

                             STATEMENT OF OPERATIONS

                          Year ended December 31, 1998
--------------------------------------------------------------------------------------------------------------------
Revenue
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Rental income                                                                               $        1,399,167
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Other income                                                                                            40,936
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
                                                                                                          1,440,103
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Operating Expenses
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Administrative expenses
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Advertising                                                                                          6,978
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Office salaries                                                                                     41,876
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Management fees                                                                                     72,098
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Professional fees                                                                                    3,659
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Office expenses                                                                                      6,578
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Tenant bad debts                                                                                   117,095
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         General administrative                                                                                 750
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Tenant credit reports                                                                                  926
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Security                                                                                            30,991
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
              Total administrative expenses                                                                 280,951
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Repairs and maintenance
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Repairs and maintenance                                                                            122,017
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Utilities                                                                                          118,965
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Janitorial and cleaning                                                                             53,457
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Trash removal                                                                                       26,239
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Exterminating                                                                                        1,971
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
              Total repairs and maintenance                                                                 322,649
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
     Taxes and insurance
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Real estate taxes                                                                                  153,163
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Payroll taxes                                                                                        8,836
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Property and liability insurance                                                                    48,783
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Workers' compensation                                                                                5,036
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Health insurance and other benefits                                                                 14,293
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Other taxes and insurance                                                                              586
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
              Total taxes and insurance                                                                     230,697
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Interest on mortgage notes                                                                             684,444
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
              Total operating expenses                                                                    1,518,741
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Loss from operations before depreciation and amortization                                         (78,638)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Depreciation expense                                                                                   375,078
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Amortization expense                                                                                    23,341
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
                  Net loss                                                                       $        (477,057)
--------------------------------------------------------------------------------------------------------------------


                      Schickedanz Bros. - Palm Beach, Ltd.

                          STATEMENT OF PARTNERS' EQUITY

                          Year ended December 31, 1998

--------------------------------------------------------------------------------------------------------------------



                                                            General Partner    Limited Partners        Total
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                                $        (11,746)  $       4,408,919   $        4,397,173
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------
------------------------------------------------------------
Net loss                                                            (4,771)           (472,286)            (477,057)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                $        (16,517)  $       3,936,633   $        3,920,116
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Partnership percentage                                                  1%                 99%                 100%
--------------------------------------------------------------------------------------------------------------------

                     Schickedanz Bros. - Palm Beach, Ltd.

                           STATEMENT OF CASH FLOWS

                          Year ended December 31, 1998

--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Net loss                                                                                    $        (477,057)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
     Adjustments to reconcile net loss to net cash provided by                                              375,078
     operating activities
         Depreciation
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Amortization                                                                                        23,341
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
     Decrease (increase) in assets
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Tenants accounts receivable                                                                         13,853
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Prepaid insurance                                                                                  (1,132)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Utility deposits                                                                                   (2,160)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Tax and insurance escrow                                                                           173,804
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
     Increase (decrease) in liabilities
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Accounts payable                                                                                    38,267
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Accrued management fees                                                                            (5,760)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Tenant security deposits                                                                          (14,547)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Real estate tax payable                                                                          (173,734)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
         Accrued interest payable                                                                            69,399
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Prepaid rents                                                                                      (5,422)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                                           13,930
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Purchases of equipment                                                                                 (1,641)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Deposits to reserve for replacements                                                                  (32,700)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Withdrawals from reserve for replacements                                                               53,165
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Net cash provided by investing activities                                                           18,824
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Loan repayments                                                                                       (51,004)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Letter of credit fees                                                                                  (2,500)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Payments to affiliates                                                                                (18,978)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                                                             (72,482)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         NET DECREASE IN CASH                                                                              (39,728)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Cash, beginning                                                                                              43,421
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Cash, ending                                                                                     $            3,693
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------


                       Schickedanz Bros. - Palm Beach, Ltd.


                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Schickedanz Bros.-Palm Beach,Ltd., (the "Partnership") was formed as a limited partnership on June 22, 1994 under the laws of the state of Florida, for the purpose of acquiring, constructing, developing, and operating a low-income residential housing project. Live Oak Plantation Apartments (the "Project") consists of 218 rental units located in West Palm Beach, Florida.

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

December 31, 1998

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Amortization

         Organization costs are amortized over 60 months using the straight-line method.

         Compliance monitoring fees are amortized over the 15 year compliance period using the straight-line method.

         Letter of credit fees are amortized over the term of the letter of credit using the straight-line method.

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

         The Partnership has a second mortgage note in an amount not to exceed $1,531,000 with the Florida Housing Finance Agency under the HOME Investment Partnership Program. The note bears interest at the Applicable Federal Rate for long-term obligations in effect under Internal Revenue Code Section 1274 (d)(1). Interest is payable at the rate of 3 percent on June 30th of each year commencing in 1995. Deferred interest is compounded annually and is due together with the principal balance on February 28, 2025. As of December 31, 1998, $1,416,000 is outstanding under the loan.

Schickedanz Bros. - Palm Beach, Ltd.

December 31, 1998

NOTE B - LONG-TERM DEBT (Continued)

         The liability of the Partnership under the above loans is limited to the underlying value of the real estate collateral, improvements, easements or other interests, assignment of rents, assignment of leases, and personal property.

         Aggregate annual maturities of the mortgage payable over each of the next five years are as follows:

------------------------------------------------------------------------------------------------
                                       Newport Mortgage       HOME Loan             Total
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
           December 31, 1999          $          55,690  $                -  $           55,690
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
                        2000                     60,878                   -              60,878
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
                        2001                     66,549                   -              66,549
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
                        2002                     72,748                   -              72,748
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
                        2003                     79,525                   -              79,525
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
                  Thereafter                  6,041,837           1,416,000           7,457,837
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
                                      $       6,377,227  $        1,416,000  $        7,793,227
------------------------------------------------------------------------------------------------

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

         The managing general partner is entitled to receive an annual, noncumulative incentive management fee equal to 6 percent of gross revenues, as defined. The incentive management fee is payable only to the extent of cash flow available for distribution as defined in the partnership agreement. This fee will not be earned or paid until any outstanding project expense loans have been repaid and until any outstanding recapture amount has been paid to the investor limited partner under the terms of the partnership agreement. No incentive management fees were paid during 1998.

Schickedanz Bros. - Palm Beach, Ltd.

December 31, 1998





NOTE C - RELATED PARTY TRANSACTIONS (Continued)

         Development Fees

         On September 26, 1994, the Partnership entered into a development agreement with Thirteen Development Corporation, an affiliate of the general partner, for services in connection with the development of the Project. During 1996, an amendment to the development agreement was executed replacing the former developer, Thirteen Development Corporation with the successor developer, Schickedanz Bros. - Pheasant Run Ltd., an affiliate of the general partner. This amendment discharged the former developer of all rights and responsibilities and bestowed these rights and responsibilities on the successor developer. The remaining liability is to be repaid from future cash flow as set forth in the partnership agreement.

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