Form 10QSB
period 1999-06-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 1999-08-10
CIK 911568

August 10, 1999




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

       Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-QSB Edgar for Quarter Ended June 30, 1999 File Number 0-26522



Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is a copy of subject report.


Very truly yours,


/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller




TC8-Q1.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 1999
                              ---------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                       to

For Quarter Ended      June 30, 1999       Commission file number    0-26522
                  -----------------------                         -------------

       Boston  Financial  Tax Credit Fund VIII, A Limited Partnership
            (Exact name of registrant as specified in its charter)


                   Massachusetts                          04-3205879
      (State or other jurisdiction of       (I.R.S. EmployerIdentification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                 02110-1106
  (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code      (617) 439-3911
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

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                         Page No.

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 1999                            1

         Statements of Operations (Unaudited) - For the Three
            Months Ended June 30, 1999 and 1998                               2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Three Months Ended June 30, 1999                          3

         Statements of Cash Flows (Unaudited) - For the Three
            Months Ended June 30, 1999 and 1998                               4

         Notes to Financial Statements (Unaudited)                            5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  6

PART II - OTHER INFORMATION

Items 1-6                                                                     9

SIGNATURE                                                                    10

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)
                                  BALANCE SHEET
                                  June 30, 1999
                                   (Unaudited)



Assets

Cash and cash equivalents                                                               $       158,547
Investments in Local Limited Partnerships (Note 1)                                           22,582,703
Marketable securities, at fair value                                                          1,592,743
Other assets                                                                                     14,433
                                                                                        ---------------
       Total Assets                                                                     $    24,348,426
                                                                                        ===============

Liabilities and Partners' Equity

Accounts payable to affiliate                                                           $       387,644
Accrued expenses                                                                                 38,061
                                                                                        ---------------
       Total Liabilities                                                                        425,705

General, Initial and Investor Limited Partners' Equity                                       23,934,094
Net unrealized losses on marketable securities                                                  (11,373)
       Total Partners' Equity                                                                23,922,721
                                                                                        ---------------
       Total Liabilities and Partners' Equity                                           $    24,348,426
                                                                                        ===============

The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                For the Three Months Ended June 30, 1999 and 1998



                                                                                    1999                1998
                                                                                -------------      -------------
Revenue:
   Investment                                                                   $      22,739      $      23,208
   Other                                                                                  800                750
                                                                                -------------      -------------
     Total Revenue                                                                     23,539             23,958
                                                                                -------------      -------------

Expenses:
   Asset management fees, related party                                                51,555             50,765
   General and administrative (includes reimbursements
     to an affiliate in the amounts of $20,190 and
     $18,073 in 1999 and 1998, respectively)                                           35,686             42,814
   Amortization                                                                         7,486              9,986
                                                                                -------------      -------------
     Total Expenses                                                                    94,727            103,565
                                                                                -------------      -------------

Loss before equity in losses
   of Local Limited Partnerships                                                      (71,188)           (79,607)

Equity in losses of Local Limited Partnerships (Note 1)                              (486,254)          (439,835)
                                                                                -------------      -------------

Net Loss                                                                        $    (557,442)     $    (519,442)
                                                                                =============      =============

Net Loss allocated:
   To General Partners                                                          $      (5,574)     $      (5,194)
   To Limited Partners                                                               (551,868)          (514,248)
                                                                                -------------      -------------
                                                                                $    (557,442)     $    (519,442)
                                                                                =============      =============


Net Loss per Limited Partnership Unit
   (36,497 Units)                                                               $      (15.12)     $      (14.09)
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

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)
              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)

                    For the Three Months Ended June 30, 1999


                                                                                        Net
                                                    Initial          Investor       Unrealized
                                      General       Limited           Limited          Gains
                                       Partner      Partner          Partners        (Losses)           Total

Balance at March 31, 1999           $   (71,432)   $     100      $   24,562,868    $     1,053    $  24,492,589
                                    -----------    ---------      --------------    -----------    -------------

Comprehensive Loss:
   Net change in net unrealized gains
     on marketable securities
     available for sale                       -            -                   -        (12,426)         (12,426)
   Net Loss                              (5,574)           -            (551,868)             -         (557,442)
                                    -----------    ---------      --------------    -----------    -------------
Comprehensive Loss                       (5,574)           -            (551,868)       (12,426)        (569,868)
                                    -----------    ---------      --------------    -----------    -------------

Balance at June 30, 1999            $   (77,006)   $     100      $   24,011,000    $   (11,373)   $  23,922,721
                                    ===========    =========      ==============    ===========    =============


The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                For the Three Months Ended June 30, 1999 and 1998


                                                                                    1999              1998
                                                                                -------------    -------------

Net cash used for operating activities                                          $     (30,707)   $     (33,164)

Net cash provided by investing activities                                               9,224           16,858
                                                                                -------------    -------------

Net decrease in cash and cash equivalents                                             (21,483)         (16,306)

Cash and cash equivalents, beginning of period                                        180,030          213,966
                                                                                -------------    -------------

Cash and cash equivalents, end of period                                        $     158,547    $     197,660
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

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form10-K for the year ended March 31, 1999. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 1999 and 1998.

1.   Investments in Local Limited Partnerships

The Fund has acquired limited partnership interests in ten Local Limited Partnerships, which own and operate multi-family housing complexes. The Fund, as Investor Limited Partner, pursuant to the Local Limited Partnership Agreements, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of the Local Limited Partnerships, with the exception of Springwood, Hemlock Ridge, Pike Place and West End Place, which are 79.20%, 77%, 90% and 90%, respectively. Another partnership sponsored by an affiliate of the General Partner owns the remaining 19.80% limited partnership interest in Springwood. Upon dissolution, proceeds will be distributed according to the partnership agreements.

The following is a summary of Investments in Local Limited Partnerships at June 30, 1999:

Capital Contributions paid to Local Limited Partnerships                                      $   29,264,859

Cumulative equity in losses of Local Limited Partnerships                                         (7,281,033)

Cumulative cash distributions received from
   Local Limited Partnerships                                                                       (330,758)

Investments in Local Limited Partnerships before adjustment                                       21,653,068

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   1,048,010

   Accumulated amortization of acquisition fees and expenses                                        (118,375)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $  22,582,703
                                                                                               =============

The Fund's share of net losses of the Local Limited Partnerships for the three months ended June 30, 1999 is $486,254.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and are including this statement for purposes of complying with these safe harbor provisions. Although the Fund believes the forward-looking statements are based on reasonable assumptions, the Fund can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, interest rates and unanticipated delays or expenses on the part of the Fund and their suppliers in achieving year 2000 compliance.

Liquidity and Capital Resources

At June 30, 1999, the Fund had cash and cash equivalents of $158,547 as compared to $180,030 at March 31, 1999. This decrease is attributable to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities and cash used for operations. These decreases are offset by cash distributions received from Local Limited Partnerships.

As of June 30, 1999, approximately $1,326,000 of marketable securities has been designated as Reserves. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 1999, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to voluntarily provide such funds in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the three months ended June 30, 1999. It is expected that cash available for distribution, if any, will not be significant in fiscal year 2000. As funds from temporary investments are paid to Local Limited Partnerships, interest earnings on those funds decrease. In addition, some of the properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

For the three months ended June 30, 1999, the Fund's operations resulted in a net loss of $557,442, as compared to $519,442 for the three months ended June 30, 1998. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships due to a decrease in rental income at some properties where occupancy has decreased.

                    BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

The Fund owns limited partnership interests in 9 Local Limited Partnerships which own and operate multi-family residential properties. The Fund also owns investments in securities in which its Reserves are held.

Four of the Local Limited Partnerships are operating at deficits (net loss adjusted for depreciation, mortgage principal payments and replacement reserve payments). In past years, the Local General Partners funded these deficits either through non-interest bearing project expense loans or subordinated loans, repayable only out of cash flow or proceeds from a sale or refinancing of the given project. Once a project achieves break-even, substantial amounts of cash flow derived from its operations will be used to repay project expense loans and subordinated loans until the loans are repaid in full. To address current deficits or other financial difficulties, Local General Partners are working to increase rental income and reduce operating expenses, working with the lenders to refinance property mortgages or seeking other sources of capital. Management may make voluntary advances from the Partnership's

Reserves to a Local Limited Partnership encountering operating difficulties if it is deemed to be in the best interest of the Fund to provide such funds.

As  previously   reported,   the  Local  General   Partner  of  Chelsea  Village
successfully negotiated a refinancing 1998. It is not expected that the refinancing will generate taxable income to the partnership.

As previously reported, the Local General Partner of Woods of Castleton successfully refinanced the mortgage in the third quarter of 1997. The Managing General Partner completed negotiations with the Local General Partner and agreed to a modification of the Partnership Agreement in conjunction with the refinancing. This modification granted the Local General Partner the potential cash and residual benefits from the property in exchange for their input of the capital required to complete the refinancing transaction. The modification also includes provisions that allow the Fund to exit from its interest in the Local Limited Partnership which owns the Property at a time of its choosing. The Managing General Partner believes that these concessions will have no material affect on the Fund in the future given the current value of the property.

Impact of Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Fund and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Fund nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under the service contracts with vendors. As of August 1999, the General Partner is in the final stages of its year 2000 remediation plan and believes all major systems are compliant; any systems still being updated are not considered significant to the Partnership's operations. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Fund. However, the effect of non-compliance by third parties is not readily determinable.

                     BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Impact of Year 2000 (continued)

Management has also evaluated a worst case scenario projection with respect to the year 2000 and expects any resulting disruption of either the Managing General Partner's activities or any Local Limited Partnership's operations to be short-term inconveniences. Such problems, however, are not likely to fully impede the ability to carry out necessary duties of the Fund. Moreover, because expected problems under a worst case scenario are not extensively detrimental and, because the likelihood that all systems affecting the Fund will be compliant in early 1999, the Managing General Partner has determined that a formal contingency plan that responds to material system failures is not necessary

Other Development

Lend Lease Real Estate Investments, Inc., the U.S. subsidiary of Lend Lease Corporation and the leading U.S. institutional real estate advisor as ranked by assets under management, announced on July 29, 1999 it has reached a memorandum of understanding to acquire The Boston Financial Group Limited Partnership. The transaction remains subject to final due diligence, legal agreements, and regulatory approvals with no guarantee that the acquisition will be completed. The two companies are targeting to complete the transactions by the end of September.

Headquarters in New York and Atlanta, Lend Lease Real Estate Investments, Inc. has regional offices in 12 cities nationwide. Worldwide, Lend Lease Real Estate Investments operates from more than 30 cities on five continents: North America, Europe, Asia, Australia and South America. The company ranks as the leading U.S. manager of tax-exempt assets invested in real estate. It is a subsidiary of Lend Lease Corporation, an international real estate and financial services group listed on the Australian Stock Exchange. In addition to real estate investments, the Lend Lease Group operates in the areas of property development, project management and construction, and capital services (infrastructure). Financial services activities include funds management, life insurance, and wealth protection.

                  BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                   BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August  10, 1999                BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                        A LIMITED PARTNERSHIP


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