Form 10QSB/A
period 1999-06-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 1999-08-12
CIK 911568

August 12, 1999




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

                    BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

The majority of properties are operating a break-even or are generating cash flow.

Live Oaks Plantation, located in West Palm Beach, Florida, has experienced a decrease in the occupancy. As of March 31, 1999, occupancy was 67%, down from 72% in December. The change in occupancy is primarily due to the majority of first-year leases expiring and management's decision not to renew all the leases due to tenant collection problems. Further compounding the problem is competition from new affordable housing complexes in the area. Accordingly, management is developing a more aggressive marketing strategy. The Managing General Partner will be working closely with the Local General Partner and management agent to monitor operations.

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

Headquartered in New York and Atlanta, Lend Lease Real Estate Investments, Inc. has regional offices in 12 cities nationwide. Worldwide, Lend Lease Real Estate Investments operates from more than 30 cities on five continents: North America, Europe, Asia, Australia and South America. The company ranks as the leading U.S. manager of tax-exempt assets invested in real estate. It is a subsidiary of Lend Lease Corporation, an international real estate and financial services group listed on the Australian Stock Exchange. In addition to real estate investments, the Lend Lease Group operates in the areas of property development, project management and construction, and capital services (infrastructure). Financial services activities include funds management, life insurance, and wealth protection.