Form 10QSB
period 1999-09-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 1999-11-12
CIK 911568

November 12, 1999




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

       Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-QSB for Quarter Ended September 30, 1999
       File Number 0-26522


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

                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1999
                              --------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                    to

For Quarter Ended  September 30, 1999      Commission file number  0-26522
                   -------------------                            ---------

                  Boston  Financial Tax Credit Fund VIII, Limited  Partnership
                 (Exact name of registrant as specified in its charter)


                   Massachusetts                   04-3205879
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                    02110-1106
  (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code             (617) 439-3911
                                                        -----------------------

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

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                              Page No.

Item 1.  Financial Statements

         Balance Sheet - September 30, 1999 (Unaudited)                                          1

         Statements of Operations (Unaudited) - For the Three and Six
            Months Ended September 30, 1999 and 1998                                             2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Six Months Ended September 30, 1999                                          3

         Statements of Cash Flows (Unaudited) - For the Six
            Months Ended September 30, 1999 and 1998                                             4

         Notes to Financial Statements (Unaudited)                                               5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     6

PART II - OTHER INFORMATION

Items 1-6                                                                                        8

SIGNATURE                                                                                        9


                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)
                                  BALANCE SHEET
                               September 30, 1999
                                  (Unaudited)



Assets

Cash and cash equivalents                                                                        $      57,593
Investments in Local Limited Partnerships (Note 1)                                                  22,011,844
Marketable securities, at fair value                                                                 1,574,439
Other assets                                                                                            18,047
                                                                                                 -------------
       Total Assets                                                                              $  23,661,923
                                                                                                 =============

Liabilities and Partners' Equity

Liabilities
     Accounts payable to affiliate                                                               $     345,760
     Accrued expenses                                                                                   27,297
                                                                                                 -------------
       Total Liabilities                                                                               373,057

General, Initial and Investor Limited Partners' Equity                                              23,302,207
Net unrealized losses on marketable securities                                                         (13,341)
                                                                                                 -------------
Total Partners' Equity                                                                              23,288,866
                                                                                                 -------------
       Total Liabilities and Partners' Equity                                                    $  23,661,923
                                                                                                 =============

The accompanying notes are an integral part of these financial statements.

                   BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                For the Three and Six Months Ended September 30, 1999 and 1998


                                             Three Months Ended                          Six Months Ended
                                      September 30,        September 30,          September 30,      September 30,
                                          1999                 1998                   1999               1998
                                      -------------        -------------         --------------    ---------------
Revenue:
   Investment                         $     21,534         $     25,109          $      44,273     $      48,317
   Other                                       350                  700                  1,150             1,450
                                      ------------         ------------          -------------     -------------
       Total Revenue                        21,884               25,809                 45,423            49,767
                                      ------------         ------------          -------------     -------------

Expenses:
   Asset management fees,
     related party                          51,555               50,765                103,110           101,530
   General and administrative
     expenses (includes
     reimbursements to affiliates
     in the amounts of $36,901
     and $36,305 in 1999 and
     1998, respectively)                    31,358               15,063                 67,044            57,877
   Amortization                              7,485                9,986                 14,971            19,972
                                      ------------         ------------          -------------     -------------
       Total Expenses                       90,398               75,814                185,125           179,379
                                      ------------         ------------          -------------     -------------

Loss before equity in losses
   of Local Limited Partnerships           (68,514)             (50,005)              (139,702)         (129,612)

Equity in losses of Local
   Limited Partnerships (Note 1)          (563,373)            (490,504)            (1,049,627)         (930,339)
                                      ------------         ------------          -------------     -------------

Net Loss                              $   (631,887)        $   (540,509)         $  (1,189,329)    $  (1,059,951)
                                      ============         ============          =============     =============

Net Loss allocated
   To General Partner                 $     (6,319)        $     (5,406)         $     (11,893)    $     (10,600)
   To Limited Partners                    (625,568)            (535,103)            (1,177,436)       (1,049,351)
                                      ------------         ------------          -------------     -------------
                                      $   (631,887)        $   (540,509)         $  (1,189,329)    $  (1,059,951)
                                      ============         ============          =============     =============

Net Loss per Limited
Partnership Unit (36,497 Units)       $     (17.14)        $      (14.66)        $      (32.26)    $      (28.75)
                                      ============         =============         =============     =============

The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)

                   For the Six Months Ended September 30, 1999


                                                                                    Net
                                               Initial           Investor       Unrealized
                             General           Limited            Limited          Gains
                              Partner          Partner           Partners        (Losses)             Total

Balance at
   March 31, 1999          $     (71,432)   $       100       $  24,562,868     $    1,053       $  24,492,589
                           -------------    -----------       -------------     ----------       -------------

Comprehensive Loss:
   Net change in net unrealized
     gains on marketable securities
     available for sale                -              -                   -        (14,394)            (14,394)
   Net Loss                      (11,893)             -          (1,177,436)             -          (1,189,329)
                           -------------    -----------       -------------     ----------       -------------
Comprehensive Loss               (11,893)             -          (1,177,436)       (14,394)         (1,203,723)
                           -------------    -----------       -------------     ----------       -------------

Balance at
   September 30, 1999      $     (83,325)   $       100       $  23,385,432     $  (13,341)      $  23,288,866
                           =============    ===========       =============     ==========       =============


The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              For the Six Months Ended September 30, 1999 and 1998


                                                                                    1999              1998
                                                                                -------------    -------------

Net cash used for operating activities                                          $    (148,102)   $     (21,772)
                                                                                -------------    -------------

Net cash provided by (used for) investing activities                                   25,665             (946)
                                                                                -------------    -------------

Net decrease in cash and cash equivalents                                            (122,437)         (22,718)

Cash and cash equivalents, beginning of period                                        180,030          213,966
                                                                                -------------    -------------

Cash and cash equivalents, end of period                                        $      57,593    $     191,248
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


                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-K for the year ended March 31, 1999. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 1999 and 1998.

1.   Investments in Local Limited Partnerships

The Fund has acquired limited partnership interests in ten Local Limited Partnerships which own and operate multi-family housing complexes. The Fund, as Investor Limited Partner, pursuant to the Local Limited Partnership Agreements, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of the Local Limited Partnerships, with the exception of Springwood, Hemlock Ridge, Pike Place and West End Place, in which the Fund's interests are 79.20%, 77%, 90% and 90%, respectively. Another partnership sponsored by an affiliate of the General Partner owns the remaining 19.80% limited partnership interest in Springwood. Upon dissolution, proceeds will be distributed according to the partnership agreements.

The following is a summary of Investments in Local Limited Partnerships as of September 30, 1999:

Capital Contributions paid to Local Limited
   Partnerships                                                                                $  29,264,859

Cumulative equity in losses of Local Limited Partnerships                                         (7,844,406)

Cumulative cash distributions received from Local
   Limited Partnerships                                                                             (330,759)

Investment in Local Limited Partnerships before adjustment                                        21,089,694

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   1,048,010

   Accumulated amortization of acquisition fees and expenses                                        (125,860)
                                                                                               -------------

Investment in Local Limited Partnerships                                                       $  22,011,844
                                                                                               =============

The Fund's share of net losses of the Local Limited Partnerships for the six months ended September 30, 1999 totaled $1,049,627.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Fund believes the forward-looking statements are based on reasonable assumptions, the Fund can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, interest rates and unanticipated delays or expenses on the part of the Fund and its suppliers in achieving year 2000 compliance.

Liquidity and Capital Resources

As of September 30, 1999, the Fund had cash and cash equivalents of $57,593 as compared to $180,030 at March 31, 1999. This decrease is primarily attributable to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities and cash used for operations. These decreases are partially offset by cash distributions received from Local Limited Partnerships.

As of September 30, 1999, approximately $1,259,000 of marketable securities has been designated as Reserves. The Reserves, as defined in the Partnership Agreement, are established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 1999, the Fund had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to voluntarily provide such funds, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the period ended September 30, 1999. It is expected that cash available for distribution, if any, will not be significant in fiscal year 2000. As funds from temporary investments are paid to Local Limited Partnerships, interest earnings on those funds decrease. In addition, some of the properties benefit from some type of federal or state subsidy, and as a consequence, are subject to restrictions on cash distributions.

Results of Operations

For the six months ended September 30, 1999, the Fund's operations resulted in a net loss of $1,189,329, as compared to $1,059,951 for the six months ended September 30, 1998. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships due to a decrease in rental income at some properties where occupancy has decreased.

Property Discussions

The majority of properties are operating at break-even or are generating cash flow. Live Oaks Plantation, located in West Palm Beach, Florida, is experiencing operating deficits due primarily to occupancy fluctuations. As of June 30, 1999, occupancy was 75%, up from 67% in March. The fluctuations in occupancy are primarily due to the majority of first-year leases expiring and management's decision not to renew all the leases due to tenant collection problems. Further compounding the problem is competition from new affordable housing complexes in the area. Accordingly, management is developing a more aggressive marketing strategy. The Managing General Partner will be working closely with the Local General Partner and management agent to monitor operations.

                    BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Impact of Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Partnership and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Partnership nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under service contracts with vendors. As of November 1999, the General Partner is in the final stages of its Year 2000 remediation plan and believes all major systems are compliant; any systems still being updated are not considered significant to the Partnership's operations. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Partnership. However, the effect of non-compliance by third parties is not readily determinable.

Management has also evaluated a worst case scenario projection with respect to the year 2000 and expects any resulting disruption of either the Managing General Partner's activities or any Local Limited Partnership's operations to be short-term inconveniences. Such problems, however, are not likely to fully impede the ability to carry out necessary duties of the Partnership. Moreover, because expected problems under a worst case scenario are not extensively detrimental, and because the likelihood that all systems affecting the Partnership will be compliant before 2000, the Managing General Partner has determined that a formal contingency plan that responds to material system failures is not necessary.

Other Development

Lend Lease Real Estate Investments, Inc., ("Lend Lease") the U.S. subsidiary of Lend Lease Corporation and the leading U.S. institutional real estate advisor, as ranked by assets under management, announced on July 29, 1999 it had reached a memorandum of understanding to acquire The Boston Financial Group Limited Partnership ("Boston Financial"). Lend Lease closed the acquisition of Boston Financial on November 3, 1999.

Headquartered in New York and Atlanta, Lend Lease Corporation has regional offices in 12 cities nationwide. The company ranks as the leading U.S. manager of tax-exempt assets invested in real estate. Lend Lease is a subsidiary of Lend Lease Corporation, an international real estate and financial services group listed on the Australian Stock Exchange. Worldwide, Lend Lease Corporation operates from more than 30 cities on five continents: North America, Europe, Asia, Australia and South America. In addition to real estate investments, the Lend Lease Group operates in the areas of property development, project management and construction, and capital services (infrastructure). Financial services activities include funds management, life insurance, and wealth protection.

                   BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)
 .


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 12, 1999           BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                    A LIMITED PARTNERSHIP


                                    By:   Arch Street VIII Limited Partnership,
                                    its General Partner




                                    /s/Randolph G. Hawthorne
                                    Randolph G. Hawthorne
                                    Managing Director, Vice President
                                    and Chief Operating Officer