Form 10QSB
period 1999-12-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2000-02-11
CIK 911568

February 11, 2000




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

       Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-QSB for Quarter Ended December 31, 1999
       File No. 0-26522



Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.


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

For the quarterly period ended                    December 31, 1999
                              -------------------------------------

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

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                              Page No.

Item 1.  Financial Statements

         Balance Sheet - December 31, 1999 (Unaudited)                                           1

         Statements of Operations (Unaudited) - For the Three and Nine
            Months Ended December 31, 1999 and 1998                                              2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Nine Months Ended December 31, 1999                                          3

         Statements of Cash Flows (Unaudited) - For the Nine
            Months Ended December 31, 1999 and 1998                                              4

         Notes to Financial Statements (Unaudited)                                               5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     6

PART II - OTHER INFORMATION

Items 1-6                                                                                        8

SIGNATURE                                                                                        9


                   BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)
                                  BALANCE SHEET
                                December 31, 1999
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                        $     297,587
Investments in Local Limited Partnerships (Note 1)                                                  21,515,686
Marketable securities, at fair value                                                                 1,354,928
Other assets                                                                                            13,430
                                                                                                 -------------
     Total Assets                                                                                $  23,181,631
                                                                                                 =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                                   $     400,898
Accrued expenses                                                                                        39,659
                                                                                                 -------------
     Total Liabilities                                                                                 440,557


General, Initial and Investor Limited Partners' Equity                                              22,761,811
Net unrealized losses on marketable securities                                                         (20,737)
     Total Partners' Equity                                                                         22,741,074
                                                                                                 -------------
     Total Liabilities and Partners' Equity                                                      $  23,181,631
                                                                                                 =============
The accompanying notes are an integral part of these financial statements.


                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
       For the Three and Nine Months Ended December 31, 1999 and 1998
                                   (Unaudited)


                                             Three Months Ended                          Nine Months Ended
                                      December 31,         December 31,           December 31,       December 31,
                                          1999                 1998                   1999               1998
                                      -------------        -------------         --------------    ---------------

Revenue:
   Investment                         $      23,506        $      25,890         $       67,779    $        74,207
   Other                                         50                6,115                  1,200              7,565
                                      -------------        -------------         --------------    ---------------
     Total Revenue                           23,556               32,005                 68,979             81,772
                                      -------------        -------------         --------------    ---------------

Expenses:
   Asset management fees,
     related party                           51,555               50,765                154,665            152,295
   General and administrative
     expenses (includes
     reimbursements to affiliates
     in the amounts of $57,340
     and $55,836 in 1999 and
     1998, respectively)                     38,800               39,111                105,844             96,988
   Amortization                               7,486                9,986                 22,457             29,958
                                      -------------        -------------         --------------    ---------------
       Total Expenses                        97,841               99,862                282,966            279,241
                                      -------------        -------------         --------------    ---------------

Loss before equity in losses
   of Local Limited Partnerships            (74,285)             (67,857)              (213,987)          (197,469)

Equity in losses of Local
   Limited Partnerships (Note 1)           (466,111)            (440,055)            (1,515,738)        (1,370,394)
                                      -------------        -------------         --------------    ---------------

Net Loss                              $    (540,396)       $    (507,912)        $   (1,729,725)   $    (1,567,863)
                                      =============        =============         ==============    ===============

Net Loss allocated:
   To General Partners                $      (5,404)       $      (5,079)        $      (17,297)   $       (15,679)
   To Limited Partners                     (534,992)            (502,833)            (1,712,428)        (1,552,184)
                                      -------------        -------------         --------------    ---------------
                                      $    (540,396)       $    (507,912)        $   (1,729,725)   $    (1,567,863)
                                      =============        =============         ==============    ===============

Net Loss per Limited
   Partnership Unit (36,497 Units)    $      (14.66)       $      (13.78)        $       (46.92)   $        (42.53)
                                      =============        =============         ==============    ===============


The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 1999
                                   (Unaudited)

                                                                                    Net
                                               Initial           Investor       Unrealized
                             General           Limited            Limited          Gains
                              Partner          Partner           Partners        (Losses)             Total


Balance at
   March 31, 1999          $     (71,432)   $       100       $  24,562,868     $    1,053       $  24,492,589
                           -------------    -----------       -------------     ----------       -------------

Comprehensive Loss:
   Net change in net unrealized
     gains on marketable securities
     available for sale                -              -                   -        (21,790)            (21,790)
   Net Loss                      (17,297)             -          (1,712,428)             -          (1,729,725)
                           -------------    -----------       -------------     ----------       -------------
Comprehensive Loss               (17,297)             -          (1,712,428)       (21,790)         (1,751,515)
                           -------------    -----------       -------------     ----------       -------------

Balance at
   December 31, 1999       $     (88,729)   $       100       $  22,850,440     $  (20,737)      $ 22,741,074
                           =============    ===========       =============     ==========       ============


The accompanying notes are an integral part of these financial statements.



                 BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 1999 and 1998
                                   (Unaudited)


                                                                                    1999              1998
                                                                                -------------    -------------

Net cash used for operating activities                                          $    (142,923)   $     (23,210)
                                                                                -------------    -------------

Net cash provided by investing activities                                             260,480           22,782
                                                                                -------------    -------------

Net increase (decrease) in cash and cash equivalents                                  117,557             (428)

Cash and cash equivalents, beginning of period                                        180,030          213,966
                                                                                -------------    -------------

Cash and cash equivalents, end of period                                        $     297,587    $     213,538
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 1999 and 1998.

1.   Investments in Local Limited Partnerships

The Fund has acquired an interest in ten Local Limited Partnerships which own and operate multi-family housing complexes. The Fund, as Investor Limited Partner, pursuant to the Local Limited Partnership Agreements, has acquired a 99% interest in the profits, losses, tax credits, and cash flows from operations of the Local Limited Partnerships, with the exception of Springwood, Hemlock Ridge, Pike Place, and West End Place, in which the Fund's interests are 79.20%, 77%, 90% and 90%, respectively. Another partnership sponsored by an affiliate of the General Partner owns the remaining 19.80% limited partner interest in Springwood. Upon dissolution, proceeds will be distributed according to the partnership agreements.

The following is a summary of Investments in Local Limited Partnerships at December 31, 1999:

Capital Contributions paid to Local Limited
   Partnerships                                                                                $  29,264,859

Cumulative equity in losses of Local Limited Partnerships                                         (8,310,517)

Cumulative cash distributions received from Local
   Limited Partnerships                                                                             (353,320)

Investment in Local Limited Partnerships before adjustment                                        20,601,022

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   1,048,010

   Accumulated amortization of acquisition fees and expenses                                        (133,346)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $  21,515,686
                                                                                               =============

The Fund's share of net losses of the Local Limited Partnerships for the nine months ended December 31, 1999 totaled $1,515,738.

                     BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Fund believes the forward-looking statements are based on reasonable assumptions, the Fund can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Liquidity and Capital Resources

As of December 31, 1999, the Fund had cash and cash equivalents of $297,587 as compared to $180,030 at March 31, 1999. This increase is primarily attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by cash used for operations.

As of December 31, 1999, approximately $1,212,000 of marketable securities has been designated as Reserves, as defined in the Partnership Agreement. The Reserves are established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 1999, the Fund had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to voluntarily provide such funds in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the period ended December 31, 1999. It is expected that cash available for distribution, if any, will not be significant in fiscal year 2000. As funds from temporary investments are paid to Local Limited Partnerships, interest earnings on those funds decrease. In addition, some of the properties benefit from some type of federal or state subsidy, and as a consequence, are subject to restrictions on cash distributions.

Results of Operations

For the nine months ended December 31, 1999, the Fund's operations resulted in a net loss of $1,729,725, as compared to a net loss of $1,567,863 for the same period in 1998. The increase in net loss is primarily attributable to an increase in equity in losses of the Local Limited Partnerships due to an increase in operating expenses.

                   BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                    . MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Property Discussions

Live Oaks Plantation, located in West Palm Beach, Florida, is experiencing operating deficits due primarily to occupancy fluctuations. The fluctuations in occupancy are primarily due to the majority of first-year leases expiring and management's decision not to renew all the leases due to tenant collection problems. Further compounding the problem is competition from new affordable housing complexes in the area. Accordingly, the Managing General Partner continues to work closely with the Local General Partner and management agent to monitor operations.

                BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   February 11, 2000          BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                    A LIMITED PARTNERSHIP


                                    By:   Arch Street VIII Limited Partnership,
                                    its General Partner




                                    /s/Randolph G. Hawthorne
                                    Randolph G. Hawthorne
                                    Managing Director, Vice President
                                    and Chief Operating Officer