Form 10KSB
period 2000-03-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2000-06-30
CIK 911568

June 29, 2000




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Boston Financial Tax Credit Fund VIII, A Limited Partnership Form 10-KSB Annual Report for the Year Ended March 31, 2000 File Number 0-26522

Dear Sir/Madam:


Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.

Very truly yours,



/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller


TC810K

                                                         UNITED STATES
                                             SECURITIES AND EXCHANGE COMMISSION
                                                     Washington, D.C. 20549

                                                           FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    March 31, 2000
                         ----------------------------------

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
                                                    -----------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of each exchange on
          Title of each class                          which registered
                 None                                     None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by non affiliates of the registrant.

                                                $28,801,000 as of March 31, 2000

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS: (2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.




                                                                      Part of Report on
                                                                      Form 10-KSB into
                                                                      Which the Document
Documents incorporated by reference                                   is Incorporated


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

     "Estimated Use of Proceeds"                                        Part III, Item 13

     "Management Compensation and Fees"                                 Part III, Item 13

     "Profits and Losses for Tax Purposes, Tax
        Credits and Cash Distributions"                                 Part III, Item 13






              BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                           ANNUAL REPORT ON FORM 10-KSB
                         FOR THE YEAR ENDED MARCH 31, 2000


                                   TABLE OF CONTENTS


                                                                        Page No.

PART I

     Item 1       Business                                                 K-3
     Item 2       Properties                                               K-5
     Item 3       Legal Proceedings                                        K-8
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                         K-8

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                          K-9
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            K-9
     Item 7       Financial Statements and Supplementary Data              K-11
     Item 8       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                   K-11

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                        K-11
     Item 10      Management Remuneration                                  K-12
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                    K-13
     Item 12      Certain Relationships and Related Transactions           K-13

PART IV

     Item 13      Exhibits and Reports on Form 8-K                         K-16

SIGNATURES                                                                 K-17

                         PART I


Item 1.  Business

Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership formed on August 25, 1993 under the laws of the Commonwealth of Massachusetts. The Fund's partnership agreement ("Partnership Agreement") authorizes the sale of up to 200,000 Units of limited partnership interest at $1,000 per Unit in series. The first series offered 50,000 Units. On July 29, 1994, the Fund held its final investor closing. In total, the Fund raised $36,497,000 ("Gross Proceeds") through the sale of 36,497 Units. Such amounts exclude a fractional unregistered Unit previously acquired for $100 by the Initial Limited Partner. The offering of Units terminated on March 29, 1995.

The Fund is engaged solely in the business of real estate investment. Accordingly, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Fund's business taken as a whole.

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

Table A on the following page lists the properties originally acquired by the Local Limited Partnerships in which the Fund had invested as of March 31, 2000.
Item 6 of this Report contains other significant information with respect to such Local Limited Partnerships. The terms of the acquisition of each Local Limited Partnership interest have been described in the Form 8-Ks and a supplement to the Prospectus listed in Part IV of this Report on Form 10-KSB; such descriptions are incorporated herein by this reference.


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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Fund or its General Partner. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2000, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions in Local Limited Partnerships: (i) Green Wood and Springwood, representing 21.71%, have Flournoy Development Company as Local General Partner; (ii) Pike Place and West End Place, representing 12.90%, have Lindsey Management Company as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports which are herein incorporated by reference.

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

The Fund is managed by Arch Street VIII Limited Partnership, the sole General Partner of the Fund. The Fund, which does not have any employees, reimburses Group Limited Partnership, an affiliate of the General Partner, for certain expenses and overhead costs. A complete discussion of the management of the Fund is set forth in Item 9 of this Report.

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


                                                 Capital Contributions             Mtge. loans                       Occupancy
Local Limited Partnership       Number    Total Committed      Paid Through        payable at                            at
Property Name                     of        at March 31,         March 31,         December 31,      Type of           March 31,
Property Location            Apt. Units       2000               2000                 1999            Subsidy*          2000
---------------------------  -----------   ----------------   --------------    ------------------    ------------    -----------


Green Wood Apartments,
   a Limited Partnership
Green Wood Apartments
Gallatin, TN                      164            $3,825,916        $3,825,916         $5,128,724            None             84%

Webster Court Apartments
   a Limited Partnership
Webster Court Apartments
Kent, WA                          92              2,318,078         2,318,078          2,806,338            None             94%

Springwood Apartments
   a Limited Partnership (1)
Springwood Apartments
Tallahassee, FL                   113             2,499,202         2,499,202          3,854,331            None             95%

Meadow Wood Associates
   of Pella, a Limited Partnership
Meadow Wood of Pella
Pella, IA                         30              893,808           893,808            1,085,325            Section 8        100%

RMH Associates, a Limited
   Partnership (1)
Hemlock Ridge
Livingston Manor, NY              100             1,697,298         1,697,298          2,038,274            Section 8        85%

Pike Place, a Limited
   Partnership (1)
Pike Place
Fort Smith, AR                    144             1,915,328         1,915,328          3,268,093            None             100%





                                                       Capital Contributions       Mtge. Loans                       Occupancy
Local Limited Partnership        Number       Total Committed     Paid Through      payable at                           at
Property Name                     of          at March 31,          March 31,       December 31,       Type of          March 31,
Property Location              Apt. Units         2000               2000               1999            Subsidy*         2000
-----------------------------  ------------    --------------   -------------     ---------------    ------------    ---------------

West End Place, a Limited
   Partnership (1)
West End Place
Springdale, AR                    120            1,843,010         1,843,010          2,883,783          None            100%

Oak Knoll Renaissance, a
   Limited Partnership
Oak Knoll Renaissance
Gary, IN                          256            4,922,412         4,922,412          5,228,904          Section 8        98%

Beaverdam Creek Associates,
   a Limited Partnership (2)
Beaverdam Creek
Mechanicsville, VA                120            3,629,140         3,629,140          3,300,558          None             97%

Schickedanz Brothers Palm
   Beach Limited
Live Oaks Plantation
West Palm Beach, FL               218            5,587,953         5,587,953          7,737,537          None             78%
                               ------        -------------      ------------       ------------
                                1,357          $29,132,145      $ 29,132,145        $37,331,867
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

Schickedanz Brothers Palm Beach Limited Partnership, representing 19.18% of the total investment in the Local Limited Partnerships, entered into two loan agreements. The first is with Newport Mortgage Company, L.P., in the original amount of $6,493,000. The loan bears interest at a rate of 8.94% per annum, with monthly payments of principal and interest in the amount of $51,964 due through July 7, 2026. As of December 31, 1999, $6,321,537 is outstanding on the mortgage.

The second loan agreement is a Home loan with the Florida Housing Finance Agency, with a principal amount not to exceed $1,531,000. Interest on the unpaid principal balance shall be due at the Applicable Federal Rate ("AFR") for long term obligations as of the commencement date of the loan. Interest shall be payable at 3% per annum commencing on June 30, 1995. Deferred interest is compounded annually and is due together with the principal balance on February 28, 2025. As of December 31, 1999, total funds in the amount of $1,416,000 have been drawn on the loan.

Duration of leases for occupancy in the Properties described above is six to twelve months. The Managing General Partner believes the described herein are adequately covered by insurance.

Additional information required under this Item, as it pertains to the Fund, is contained in Items 1, 6 and 7 of this Report.

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

As of June 15, 2000, there were 1,236 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. For the years ended March 31, 2000 and 1999, no cash distributions were made.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources

At March 31, 2000, the Fund had cash and cash equivalents of $188,645 as compared to $180,030 at March 31, 1999. This increase is attributable to cash distributions received from Local Limited Partnerships. This increase to cash and cash equivalents is offset partially by purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities and cash used for operating activities.

At March 31, 2000, approximately $1,117,028 of marketable securities has been designated as Reserves. The Reserves are established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2000, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to voluntarily provide such funds, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the two years ended March 31, 2000. It is expected that cash available for distribution, if any, will not be significant in fiscal year 2000. As funds from temporary investments are paid to Local Limited Partnerships, interest earnings on those funds decrease. In addition, some of the properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

2000 versus 1999

For the year ended March 31, 2000, the Fund's operations resulted in a net loss of $2,195,805, as compared to $2,027,965 for the year ended March 31, 1999. The increase in net loss is primarily attributable to a increase in equity in losses of Local Limited Partnerships. The increase to equity in losses of Local Limited Partnerships for the year ended March 31, 2000 as compared to the same period in 1999, is primarily attributable to an increase in operating expenses and a decrease in total income. The increase in operating expenses is partially offset by a decrease in depreciation and amortization of Local Limited Partnerships.

Low-Income Housing Tax Credits

The 2000 and 1999 tax credits were $141.98 per Unit. Tax Credits are not available for a property until the property is placed in service and its apartment units are occupied by qualified tenants. In the first year the Tax Credit is claimed, the allowable credit amount is determined using an averaging convention to reflect the number of months that units comprising the qualified basis were occupied by qualified tenants during the year. To the extent that the full amount of the annual credit is not allocated in the first year, an additional credit in such amount is available in the 11th taxable year.

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

Property Discussions

Live Oaks Plantation, located in West Palm Beach, Florida, continues to experience operating deficits due primarily to occupancy fluctuations. The fluctuations in occupancy have been caused by the majority of first-year leases expiring and management's decision not to renew all the leases because of tenant collection problems. Further compounding the problem is competition from new affordable housing complexes in the area and deferred maintenance issues on the property. Accordingly, the Managing General Partner continues to work closely with the Local General Partner to develop a strategy to stabilize operations and monitor property management.

The Fund has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are analyzed by real estate experts to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If there is a significant impairment in carrying value, a provision to write down the asset to fair value will be recorded in the Fund's financial statements.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2000, and 1999.

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

Other Development

Lend Lease Real Estate Investments, Inc.("Lend Lease"), the U.S. subsidiary of Lend Lease Corporation and the leading U.S. institutional real estate advisor, as ranked by assets under management, acquired The Boston Financial Group Limited Partnership ("Boston Financial") on November 3, 1999.

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

Item 7.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The General Partner of the Fund is Arch Street VIII Limited Partnership, a Massachusetts limited partnership (the "General Partner"), an affiliate of Lend Lease Estate Investment, Inc. ("Lend Lease"). The General Partner was formed in August 1993. Randolph G. Hawthorne is the Chief Operating Officer of the General Partner and has the primary responsibility for evaluating, selecting and negotiating investments for the Fund. The Investment Committee of the General Partner approves all investments. The names and positions of the principal officers and the directors of the General Partner are set forth below.

Name     Position

Jenny Netzer                           President, Managing Director
Michael H. Gladstone                   Vice President, Managing Director
Randolph G. Hawthorne                  Vice President, Managing Director
Paul F. Coughlan                       Vice President
William E. Haynsworth                  Vice President

The General Partner provides day-to-day management of the Fund. Compensation is discussed in Item 10 of this report. Such day-to-day management does not include the management of the properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 44, Principal, Head of Housing and Community Investing. - Responsible for tax credit investment programs to institutional clients. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1987. Previously, led Boston Financial's new business initiatives and managed firm's Asset Management division, responsible for performance of 750 properties and providing service to 35,000 investors. Prior to joining Boston Financial, served as Deputy Budget Director for Commonwealth of Massachusetts, responsible for Commonwealth's health care and public pension program's budgets, served as Assistant Controller at Yale University and former member of Watertown Zoning Board of Appeals Officer of Affordable Housing Tax Credit Coalition and frequent speaker on affordable housing and tax credit industry issues, BA
Harvard University; Master's in Public Policy Harvard's Kennedy School of Government.

Michael H. Gladstone, age 43, Principal, Legal - Responsible for legal work in the areas of affordable and conventional housing and investment products and services. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1985; served as firm's General Counsel. Prior to joining Boston Financial, associated with law firm of Herrick & Smith, served on advisory board of Housing and Development Reporter. Lectured at Harvard University on affordable housing matters, Member, The National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar, BA Emory University; JD & MBA Cornell University.

Randolph G. Hawthorne, age 50, Principal, Housing and Community Investing - Responsible for structuring and acquiring real estate investments. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1973. Previously, served as Boston Financial's Treasurer, Past Chairman of the Board of the National Multi Housing Council, having served on the board since 1989, Past President of the National Housing and Rehabilitation Association, Member, Multifamily Council of the Urban Land Institute, Frequent speaker at industry conferences. Serves on the Editorial Advisory Boards of the Tax Credit Advisor and Multi-Housing News, BS Massachusetts Institute of Technology; MBA Harvard Graduate School of Business, Board of Directors National Housing Conference. Graduated MIT 1971, HBS 1973.

Paul F. Coughlan, age 56, Principal, Housing and Community Investing - Responsible for marketing and sales of institutional tax credit investments. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1975. Previously, served as sales manager for Boston Financial's retail tax credit fund, AB Brown University.

William E. Haynsworth, age 60, Principal, Housing and Community Investing - Responsible for the structuring of real estate investments and the acquisition of property interests. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial 1977. Prior to joining Boston Financial, Acting Executive Director and General Counsel of the Massachusetts Housing Finance Agency. Served as Director of Non-Residential Development of the Boston Redevelopment Authority and Associate of Goodwin, Proctor & Hoar, Past President and current Chairman of the Board of Directors of Affordable Housing Tax Credit Coalition, BA Dartmouth College; LLB and LLM Harvard Law School.

Item 10.  Management Remuneration

Neither the partners of Arch Street VIII Limited Partnership nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2000, the following entities are the only entities known to the Fund to be the beneficial owners of more than 5% of the Units outstanding:

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

The equity securities registered by the Fund under Section 12(g) of the Act consist of 200,000 Units, 36,497 of which have been sold to the public at March 31, 2000. Holders of Units are permitted to vote on matters affecting the Fund only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Fund.

Arch Street VIII, Inc. owns a fractional (unregistered) Unit not included in the Units sold to the public.

Except as described in the preceding paragraphs, neither Arch Street VIII, Inc., Arch Street VIII Limited Partnership, Lend Lease nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The General Partner does not know of any existing arrangement that might at a later date result in a change in control of the Fund.

Item 12.  Certain Relationships and Related Transactions

The Fund is required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates (including Lend Lease) in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates (including Lend Lease) in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partner is entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partner will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the years ended March 31, 2000 and 1999 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

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

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Fund is required to pay certain fees to and reimburse expenses of the General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $4,664,369 have been charged directly to Limited Partners' equity. In connection therewith, $2,828,918 of selling expenses and $1,835,451 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the General Partner. The Fund may be required to pay a non-accountable expense allowance for marketing expense equal to a maximum of 1% of Gross Proceeds. The Fund has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partner. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. There were no organizational fees and expenses paid for the two years ended March 31, 2000.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund is required to pay acquisition fees to and reimburse acquisition expenses of the General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees total 6% of the Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of the Gross Proceeds. Acquisition fees totaling $2,189,820 for the closing of the Fund's Local Limited Partnership Investments were paid to an affiliate of the General Partner. Acquisition expenses totaling $335,196 were reimbursed to an affiliate of the General Partner. These were no acquisition fees and expenses paid for the two years ended March 31, 2000.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the General Partner receives a base amount of 0.577% (as adjusted by the CPI factor) of Gross Proceeds annually as an Asset Management Fee for administering the affairs of the Fund. Asset Management Fees incurred in the years ended March 31, 2000 and 1999 are as follows:

                                                        2000             1999
                                                    ------------     -----------

Asset Management Fees                                $ 210,716        $ 206,220

Salaries and benefits expense reimbursement

An affiliate of the General Partner is reimbursed for the cost of certain salaries and benefits expenses which are incurred by an affiliate of the General Partner on behalf of the Fund. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in the years ended March 31, 2000, and 1999 are as follows:
                                                       2000         1999
                                                 ------------    ----------

Salaries and benefits expense reimbursement       $   88,541     $  77,890

Property Management Fees

An affiliate of the Managing General Partner, currently manages Beaverdam Creek, a property in which the Fund has invested. The Property Management Fee charged is equal to 4% of cash receipts. Fees earned by this affiliate which have been included in operating expenses in the summarized income statements in Note 4 to the Financial Statements for the two years ended December 31, 1999 and 1998, are as follows:

                                                    1999             1998
                                                 ------------     -----------

Property Management Fees                         $  40,126        $  34,183

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partner of the Fund, Arch Street VIII Limited Partnership, receives 1% of cash distributions made to partners. As of March 31, 2000, the Fund has not paid any cash distributions to partners.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Boston Financial and its affiliates during each of the two years ended March 31, 2000 is presented in Note 5 to the Financial Statements.

                         PART IV

Item 13.  Exhibits and Reports on Form 8-K

(a)(1) and (2) Documents filed as a part of this Report.

In response to this portion of Item 13, the financial statements and the auditors' report relating thereto are submitted as a separate section of this Report. See Index to the Financial Statements on page F-1 hereof.

The reports of auditors of the Local Limited Partnerships relating to the audits of the financial statements of such Local Limited Partnerships appear in Exhibit
28.1 of this Report.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable, and therefore have been omitted.

(a)(3)  See Exhibit Index contained herein.

(a)(3)(b)  Reports on Form 8-K:
           No reports on Form 8-K were filed for the year ended March 31, 2000.

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

      BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

      By:   Arch Street VIII, Limited Partnership
            its General Partner



     By:   /s/ Randolph G. Hawthorne            Date:    June 29, 2000
           Randolph G. Hawthorne,                        -------------
           Managing Director and
           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the General Partner of the Fund and in the capacities and on the dates indicated:



     By:   /s/ Randolph G. Hawthorne              Date:    June 29, 2000
           ------------------------------                  -------------
           Randolph G. Hawthorne,
           Managing Director and
           Chief Operating Officer




     By:   /s/Michael H. Gladstone                 Date:    June 29, 2000
           ------------------------------                   -------------
           Michael H. Gladstone,
        Managing Director, Vice President

Item 8.  Financial Statements and Supplementary Data


          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2000

                                                                          INDEX

                                                                               Page No.

     Report of Independent Accountants
        For the years ended March 31, 2000 and 1999                              F-2

     Financial Statements

       Balance Sheet - March 31, 2000                                            F-3

       Statements of Operations - Years Ended
         March 31, 2000 and 1999                                                 F-4

       Statements of Changes in Partners' Equity (Deficiency) -
         Years Ended March 31, 2000 and 1999                                     F-5

       Statements of Cash Flows - Years Ended
         March 31, 2000 and 1999                                                 F-6

       Notes to the Financial Statements                                         F-7



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Boston Financial Tax Credit Fund VIII, A Limited Partnership:

In our opinion, based on our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") at March 31, 2000 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in
the United States. These  financial   statements  are  the   responsibility  of
the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain local limited partnerships for which $8,680,809 of cumulative equity in losses are included in the balance sheet as of March 31, 2000 and for which net losses of $1,886,030 and $1,745,890 are included in the accompanying financial statements for the years ended March 31, 2000 and 1999, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Local Limited Partnerships, is based solely on the reports of the other auditors. We conducted our audits of these financial statements in accordance with auditing standard generally accepted in the United States, which require that we plan and perform
the audit to obtain  reasonable assurance   about  whether  the  financial
statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the
financial  statements,   assessing  the accounting  principles  used and
significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinions expressed above.




/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
June 22, 2000
Boston, Massachusetts


          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                 MARCH 31, 2000


Assets

Cash and cash equivalents                                                                 $      188,645
Investments in Local Limited Partnerships (Note 4)                                            21,137,909
Marketable securities, at fair value (Note 3)                                                  1,443,509
Other assets                                                                                      18,465
                                                                                          --------------
     Total Assets                                                                         $   22,788,528
                                                                                          ==============

Liabilities and Partners' Equity

Accounts payable to affiliate (Note 5)                                                    $      479,028
Accrued expenses                                                                                  36,098
                                                                                          --------------
     Total Liabilities                                                                           515,126

General, Initial and Investor Limited Partners' Equity                                        22,295,731
Net unrealized losses on marketable securities                                                   (22,329)
     Total Partners' Equity                                                                   22,273,402
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $   22,788,528
                                                                                          ==============


The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2000 and 1999


                                                                                  2000           1999
                                                                             -------------   -------------

Revenue:
   Investment                                                                $      90,604   $      96,265
   Other                                                                             1,700           7,565
                                                                             -------------   -------------
       Total Revenue                                                                92,304         103,830
                                                                             -------------   -------------

Expenses:
   Asset management fees, related party (Note 5)                                   210,716         206,220
   General and administrative (includes
     reimbursements to an affiliate in the
     amounts of $88,541 and $77,890, respectively) (Note 5)                        161,421         140,575
   Amortization                                                                     29,942          39,110
                                                                             -------------   -------------
       Total Expenses                                                              402,079         385,905
                                                                             -------------   -------------

Loss before equity in losses of
   Local Limited Partnerships                                                     (309,775)       (282,075)

Equity in losses of Local Limited
   Partnerships (Note 4)                                                        (1,886,030)     (1,745,890)
                                                                             -------------   -------------

Net Loss                                                                     $  (2,195,805)  $  (2,027,965)
                                                                             =============   =============

Net Loss allocated to:
   General Partner                                                           $     (21,958)  $     (20,280)
   Limited Partners                                                             (2,173,847)     (2,007,685)
                                                                             -------------   -------------
                                                                             $  (2,195,805)  $  (2,027,965)
                                                                             =============   =============
Net Loss per Limited Partnership Unit
    (36,497 Units)                                                           $       (59.56) $      (55.01)
                                                                             ==============  =============

The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2000 and 1999



                                                                                      Net
                                                    Initial        Investor       Unrealized
                                      General       Limited         Limited          Gains
                                     Partner           Partner         Partners     (Losses)          Total

Balance at March 31, 1998           $(51,152)       $    100    $  26,570,553     $       (99)   $  26,519,402
                                    --------        --------    -------------     -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized losses
     on marketable securities
     available for sale                    -               -                -           1,152            1,152
   Net Loss                          (20,280)              -       (2,007,685)              -       (2,027,965)
                                    --------       ---------    -------------     -----------    -------------
Comprehensive Income (Loss)          (20,280)              -       (2,007,685)          1,152       (2,026,813)
                                    --------       ---------    -------------     -----------    -------------

Balance at March 31, 1999            (71,432)            100       24,562,868           1,053       24,492,589
                                   ---------       ---------    -------------     -----------    -------------

Comprehensive Loss:
   Change in net unrealized losses
     on marketable securities
     available for sale                    -               -                -         (23,382)         (23,382)
   Net Loss                          (21,958)              -       (2,173,847)              -       (2,195,805)
                                    --------       ---------    -------------     -----------    -------------
Comprehensive Loss                   (21,958)              -       (2,173,847)        (23,382)      (2,219,187)
                                    --------       ---------    -------------     -----------    -------------

Balance at March 31, 2000          $ (93,390)      $     100    $  22,389,021     $   (22,329)   $  22,273,402
                                   =========       =========    =============     ===========    =============


The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2000 and 1999


                                                                                 2000             1999
                                                                            -------------     ------------

Cash flows from operating activities:
   Net Loss                                                                 $  (2,195,805)    $ (2,027,965)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                             1,886,030        1,745,890
     Amortization                                                                  29,942           39,110
     Gain on sales and maturities of
     marketable securities                                                           (923)          (3,424)
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
       Other assets                                                                   390              420
       Accounts payable to affiliate                                              136,795           73,416
       Accrued expenses                                                           (18,248)          14,599
                                                                            -------------     ------------
Net cash used for operating activities                                           (161,819)        (157,954)
                                                                            -------------     ------------

Cash flows from investing activities:
   Purchases of marketable securities                                            (596,988)      (1,174,765)
   Proceeds from sales and maturities of
     marketable securities                                                        586,638        1,209,947
   Cash distributions received from Local
     Limited Partnerships                                                         180,784           88,836
                                                                            -------------     ------------
Net cash provided by investing activities                                         170,434          124,018
                                                                            -------------     ------------

Net increase (decrease) in cash and cash equivalents                                8,615          (33,936)

Cash and cash equivalents, beginning                                              180,030          213,966
                                                                            -------------     ------------

Cash and cash equivalents, ending                                           $     188,645     $    180,030
                                                                            =============     ============



The accompanying notes are an integral part of these financial statements.

        BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits which may be applied against the federal income tax liability of an investor.

Arch Street VIII Limited Partnership ("Arch Street L.P."), a Massachusetts limited partnership consisting of Arch Street VIII, Inc., a Massachusetts corporation ("Arch Street, Inc.") as the sole general partner and Lend Lease Real Estate Investments, Inc. as the sole limited partner, is the sole General Partner of the Fund. Arch Street L.P. and Arch Street, Inc. are affiliates of Lend Lease Real Estate Investments, Inc. ("Lend Lease"). An affiliate of Arch Street L.P. ("SLP Affiliate") is a special limited partner in each Local Limited Partnership in which the Fund invests, with the right to become a general partner under certain circumstances. The fiscal year of the Fund ends on March 31.

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

Under the terms of the Partnership Agreement, the Fund initially designated 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 2000, the General Partner has designated approximately $1,117,028 of marketable securities as such Reserve.

2.   Significant Accounting Policies

Basis of Presentation

The Fund accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Fund does not have control of the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Fund's

       BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

2.   Significant Accounting Policies (continued)

Basis of Presentation (continued)

share of income or loss of the Local Limited Partnerships, additional investments in and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included in the Fund's operations. The Fund has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment, therefore a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred or distributions received when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Fund. These fees and expenses are included in the Fund's Investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years.

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

The Fund, as a limited partner in the Local Limited Partnerships, is subject to risks inherent in the ownership of properties which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance of facilities and continued eligibility of tax credits. If the cost of operating a property exceeds the rental income earned thereon, the Fund may deem it in its best interest to voluntarily provide funds in order to protect its investment.

The General Partners have decided to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 1999 and 1998.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Deferred Fees

Costs incurred in connection with the organization of the Fund, amounting to $50,000, have been deferred and are completely amortized as of March 31, 2000.

        BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2.    Significant Accounting Policies (continued)

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. The fair values of the Partnership's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts in the accompanying balance sheet except as otherwise disclosed.

Income Taxes

No provision for income taxes has been made as the liability for such taxes is an obligation of the partners of the Fund.

3.   Marketable Securities

A summary of marketable securities is as follows:

                                                              Gross                 Gross
                                                           Unrealized            Unrealized            Fair
                                           Cost               Gains                Losses               Value
Debt securities issued by the
   US Treasury and other US
   government corporations
   and agencies                         $ 1,224,106        $        51           $   (15,961)      $ 1,208,196

Mortgage backed securities                  241,732                 -                 (6,419)          235,313
                                        -----------        -----------           -----------       -----------

Marketable securities
   at March 31, 2000                    $ 1,465,838        $        51           $   (22,380)      $ 1,443,509
                                        ===========        ===========           ===========       ===========

The contractual maturities at March 31, 2000 are as follows:

                                                                                       Fair
                                                                       Cost            Value

Due in less than one year                                          $   524,599      $   521,857
Due in one to five years                                               699,507          686,339
Mortgage backed securities                                             241,732          235,313
                                                                   -----------      -----------
                                                                   $1,465,838$        1,443,509


Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $50,000 and $176,000 during the fiscal years ended March 31, 2000 and 1999, respectively. Proceeds from the maturities of marketable securities were approximately $536,000 and $1,034,000 during the fiscal years ended March 31, 2000 and 1999, respectively. Included in investment income are gross gains of $923 and $4,411 which were realized on the sales during the fiscal years ended March 31, 2000 and 1999, respectively. Also included in investment income are gross losses of $987 which were realized on the sales during the fiscal year ended March 31, 1999.

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships

The Fund uses the equity method to account for its limited partner interests in ten Local Limited Partnerships which own and operate multi-family housing complexes. The Fund, as Investor Limited Partner, pursuant to the Local Limited Partnership Agreements, which contain certain operating and distribution restrictions, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of the Local Limited Partnerships, with the exception of Springwood, Hemlock Ridge, Pike Place and West End Place which are 79.20%, 77%, 90% and 90%, respectively. Another partnership sponsored by an affiliate of the General Partner owns the remaining 19.80% Limited Partnership interest in Springwood. Upon dissolution, proceeds will be distributed according to the partnership agreements.

The following is a summary of Investments in Local Limited Partnerships at March 31, 2000:


Capital Contributions paid to Local
   Limited Partnerships                                                                      $  29,264,859

Cumulative equity in losses of Local
   Limited Partnerships                                                                         (8,680,809)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                (353,320)

Investments in Local Limited Partnerships                                                     ------------
   before adjustments                                                                           20,230,730

Excess of investment cost over the underlying net assets acquired:

     Acquisition fees and expenses                                                               1,048,010

     Accumulated amortization of acquisition
         fees and expenses                                                                        (140,831)
                                                                                             -------------
Investments in Local Limited Partnerships                                                    $  21,137,909
                                                                                             =============

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

4.   Investments in Local Limited Partnerships (continued)

Summarized financial information as of December 31, 1999 and 1998 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of the ten Local Limited Partnerships in which the Fund was invested in as of the that date is as follows:

Summarized Balance Sheets - as of December 31,
                                                                                  1999             1998
                                                                             -------------     ------------
Assets:
   Investment property, net                                                  $  62,327,142     $  64,711,442
   Current assets                                                                1,066,150           880,542
   Other assets                                                                  2,475,224         2,478,753
                                                                             -------------     -------------
     Total Assets                                                            $  65,868,516     $  68,070,737
                                                                             =============     =============

Liabilities and Partners' Equity:
   Long-term debt                                                            $  36,812,575     $  37,318,536
   Current liabilities                                                           2,753,343         1,956,075
   Other liabilities                                                             5,384,057         5,517,363
                                                                             -------------     -------------
     Total Liabilities                                                          44,949,975        44,791,974

   Fund's Equity                                                                20,475,760        22,537,757
   Other Partners' Equity                                                          442,781           741,006
                                                                             -------------     -------------
     Total Liabilities and Partners' Equity                                  $  65,868,516     $  68,070,737
                                                                             =============     =============

Summarized Income Statements - for
the year ended December 31,

Rental and other income                                                      $   7,641,370     $   7,809,919
                                                                             -------------     -------------

Expenses:
   Operating                                                                     3,891,489         3,805,421
   Depreciation and amortization                                                 2,587,287         2,667,667
   Interest                                                                      3,227,127         3,260,386
                                                                             -------------     -------------
     Total Expenses                                                              9,705,903         9,733,474
                                                                             -------------     -------------

Net Loss                                                                     $  (2,064,533)    $  (1,923,555)
                                                                             =============     =============

Fund's share of Net Loss                                                     $  (1,886,030)    $  (1,745,890)
                                                                             =============     =============
Other partners' share of Net Loss                                            $    (178,503)    $    (177,665)
                                                                             =============     =============

The Fund's equity as reflected by the Local Limited Partnerships of $20,475,760 differs from the Fund's Investments in Local Limited Partnerships before adjustments of $20,230,730 principally because of differences in miscellaneous items.

        BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

5.   Transactions with Affiliates

An affiliate of the General Partner receives the base amount of 0.577% (as adjusted by the CPI factor) of Gross Proceeds annually as an Asset Management Fee for administering the affairs of the Fund. Asset Management Fees of $210,716 and $206,220 for the years ended March 31, 2000 and 1999, respectively, have been included in expenses. Included in accounts payable to affiliates at March 31, 2000 and 1999 is $447,827 and $327,111 of Asset Management Fees due to an affiliate of the General Partner.

An affiliate of the General Partner is reimbursed for the actual cost of the Fund's operating expenses. Included in general and administrative expenses for the years ended March 31, 2000 and 1999, is $88,541 and $77,890, respectively, that the Fund has paid as reimbursement for salaries and benefits. As of March 31, 2000 and 1999, $31,201 and $15,122, respectively, is payable to an affiliate of the General Partner for salaries and benefits.

An affiliate of the Managing General Partner currently manages one property in which the Fund has invested. The property management fee charged is equal to 4% of cash receipts. Included in operating expenses in the summarized income statements in Note 4 to the Financial Statements is $40,126 and $34,183 of fees earned by this affiliate for the years ended December 31, 1999 and 1998, respectively.

6.   Federal Income Taxes

The following schedule reconciles the reported financial statement loss for the fiscal years ended March 31, 2000 and 1999 to the loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 1999 and 1998:

                                                                                    2000              1999
                                                                                -------------    -------------

Net Loss per financial statements                                               $  (2,195,805)   $  (2,027,965)

   Adjustment for equity in losses of Local Limited
     Partnerships for tax purposes in excess of equity in
     losses for financial reporting purposes                                         (342,686)        (415,055)

   Adjustment to reflect March 31 fiscal year end
     to December 31 tax year end                                                       11,181          (21,788)

   Related party expenses not deductible for tax purposes                             391,776          407,821

   Related party expenses paid in current year but expensed
     for financial reporting purposes in prior year                                  (407,821)        (204,761)

   Amortization of acquisition fees and expenses for tax
     purposes in excess of amortization for financial reporting
     purposes                                                                          (8,167)          (8,166)
                                                                                -------------    -------------

Net Loss per tax return                                                         $  (2,551,522)   $  (2,269,914)
                                                                                =============    =============



           BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


6.   Federal Income Taxes (continued)

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 2000 are as follows:

                                                      Financial                  Tax
                                                      Reporting               Reporting
                                                      Purposes                Purposes          Differences

Investments in Local Limited Partnerships          $  21,137,909           $  18,654,115       $   2,483,794
                                                   =============           =============       =============
Other assets                                       $   1,650,619           $   6,483,763       $  (4,833,144)
                                                   =============           =============       =============
Liabilities                                        $     515,126           $      48,781       $     466,345
                                                   =============           =============       =============

The  differences in assets and  liabilities of the Fund for financial  reporting purposes are primarily attributable to: (i) the cumulative equity in losses from
Local  Limited   Partnerships  for  tax  reporting   purposes  is  approximately
$2,322,000 greater than for financial reporting purposes;  (ii) the amortization of acquisition fees for tax return purposes exceeds financial reporting purposes
by  approximately   $29,000;   (iii)   organizational   and  offering  costs  of
approximately  $4,664,000 that have been capitalized for tax reporting  purposes are charged to Limited Partners' equity for financial  reporting  purposes;  and
(iv)  related  party  expenses  which are  deductible  for  financial  reporting purposes of  approximately  $447,000 but are not  deductible  for tax  reporting purposes.

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 1999 are as follows:

                                                      Financial                  Tax
                                                      Reporting               Reporting
                                                      Purposes                Purposes          Differences

Investments in Local Limited Partnerships          $  23,234,665           $  21,103,905       $   2,130,760
                                                   =============           =============       =============
Other assets                                       $   1,654,503           $   6,584,853       $  (4,930,350)
                                                   =============           =============       =============
Liabilities                                        $     396,579           $      48,139       $     348,440
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