Form 10QSB
period 2000-06-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2000-08-14
CIK 911568

August 14, 2000




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re: Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-QSB for Quarter Ended June 30, 2000
       File Number 0-26522



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

For the quarterly period ended                                June 30, 2000
                                       ------------------------------------

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

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2000                          1

         Statements of Operations (Unaudited) - For the Three
            Months Ended June 30, 2000 and 1999                             2

         Statement of Changes in Partners' Equity (Deficiency)(Unaudited) -
            For the Three Months Ended June 30, 2000                        3

         Statements of Cash Flows (Unaudited) - For the Three
            Months Ended June 30, 2000 and 1999                             4

         Notes to the Financial Statements (Unaudited)                      5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                6

PART II - OTHER INFORMATION

Items 1-6                                                                   8

SIGNATURE                                                                   9

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                                  BALANCE SHEET
                                  June 30, 2000
                                   (Unaudited)



Assets

Cash and cash equivalents                                                               $       170,425
Investments in Local Limited Partnerships, net (Note 1)                                      20,587,243
Marketable securities, at fair value                                                          1,539,683
Other assets                                                                                     18,585
                                                                                        ---------------
     Total Assets                                                                       $    22,315,936
                                                                                        ===============

Liabilities and Partners' Equity

Accounts payable to affiliate                                                           $       559,074
Accrued expenses                                                                                 31,566
                                                                                        ---------------
     Total Liabilities                                                                          590,640

General, Initial and Investor Limited Partners' Equity                                       21,743,658
Net unrealized losses on marketable securities                                                  (18,362)
     Total Partners' Equity                                                                  21,725,296
                                                                                        ---------------
     Total Liabilities and Partners' Equity                                             $    22,315,936
                                                                                        ===============

 The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)



                                                                                    2000                1999
                                                                                -------------      -------------
Revenue:
   Investment                                                                   $      23,768      $      22,739
   Other                                                                                  785                800
                                                                                -------------      -------------
     Total Revenue                                                                     24,553             23,539
                                                                                -------------      -------------

Expenses:
   Asset management fees, related party                                                52,679             51,555
   General and administrative (includes reimbursements
     to an affiliate in the amounts of $27,367 and
     $20,190 in 2000 and 1999, respectively)                                           41,797             35,686
   Amortization                                                                         7,486              7,486
                                                                                -------------      -------------
     Total Expenses                                                                   101,962             94,727
                                                                                -------------      -------------

Loss before equity in losses
   of Local Limited Partnerships                                                      (77,409)           (71,188)

Equity in losses of Local Limited Partnerships (Note 1)                              (474,664)          (486,254)
                                                                                -------------      -------------

Net Loss                                                                        $    (552,073)     $    (557,442)
                                                                                =============      =============

Net Loss allocated:
   To General Partners                                                          $      (5,521)     $      (5,574)
   To Limited Partners                                                               (546,552)          (551,868)
                                                                                -------------      -------------
                                                                                $    (552,073)     $    (557,442)
                                                                                =============      =============

Net Loss per Limited Partnership Unit
   (36,497 Units)                                                               $      (14.98)     $      (15.12)
                                                                                =============      =============

 The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2000
                                   (Unaudited)



                                                                                        Net
                                                    Initial          Investor       Unrealized
                                      General       Limited           Limited          Gains
                                       Partner      Partner          Partners        (Losses)           Total

Balance at March 31, 2000           $   (93,390)   $     100      $   22,389,021    $   (22,329)   $  22,273,402
                                    -----------    ---------      --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized losses
     on marketable securities
     available for sale                       -            -                   -          3,967            3,967
   Net Loss                              (5,521)           -            (546,552)             -         (552,073)
                                    -----------    ---------      --------------    -----------    -------------
Comprehensive Income (Loss)              (5,521)           -            (546,552)         3,967         (548,106)
                                    -----------    ---------      --------------    -----------    -------------

Balance at June 30, 2000            $   (98,911)   $     100      $   21,842,469    $   (18,362)   $  21,725,296
                                    ===========    =========      ==============    ===========    =============

The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                                                                    2000              1999
                                                                                -------------    -------------

Net cash provided by (used for) operating activities                            $       5,421    $     (30,707)

Net cash provided by (used for) investing activities                                  (23,641)           9,224
                                                                                -------------    -------------

Net decrease in cash and cash equivalents                                             (18,220)         (21,483)

Cash and cash equivalents, beginning                                                  188,645          180,030
                                                                                -------------    -------------

Cash and cash equivalents, ending                                               $     170,425    $     158,547
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


                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)


                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form10-KSB for the year ended March 31, 2000. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2000 and 1999.

1.   Investments in Local Limited Partnerships

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

The following is a summary of Investments in Local Limited Partnerships at June 30, 2000:

Capital Contributions paid to Local
   Limited Partnerships                                                                      $  29,264,859

Cumulative equity in losses of Local
   Limited Partnerships                                                                         (9,155,473)


Cumulative cash distributions received
   from Local Limited Partnerships                                                                (421,836)
                                                                                                ----------
Investments in Local Limited Partnerships
   before adjustments                                                                           19,687,550

Excess of investment cost over the underlying net assets acquired:

     Acquisition fees and expenses                                                               1,048,010

     Accumulated amortization of acquisition
       fees and expenses                                                                          (148,317)
                                                                                             -------------
Investments in Local Limited Partnerships                                                    $  20,587,243
                                                                                             =============

The Fund's share of net losses of the Local Limited Partnerships for the three months ended June 30, 2000 is $474,664.

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

Liquidity and Capital Resources

At June 30, 2000, the Fund had cash and cash equivalents of $170,425 as compared to $188,645 at March 31, 2000. This decrease is attributable to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities and cash used for operations. These decreases are offset by cash distributions received from Local Limited Partnerships.

At June 30, 2000, approximately $1,119,000 of marketable securities has been designated as Reserves. The Reserves are established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2000, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to voluntarily provide such funds, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2000.

Results of Operations

For the three months ended June 30, 2000, the Fund's operations resulted in a net loss of $552,073, as compared to $557,442 for the three months ended June 30, 1999. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships due to an increase in total income and a decrease in depreciation and amortization of Local Limited Partnerships. The decrease in depreciation and amortization is partially offset by an increase in operating expenses.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

Live Oaks Plantation (West Palm Beach, Florida) continues to experience operating deficits due primarily to difficulty in attracting and retaining quality tenants. In addition, the property's curb appeal has diminished due to the deferral of certain maintenance and repair projects. Accordingly, the Managing General Partner continues to work closely with the Local General Partner to develop a strategy to stabilize operations, improve the tenant profile and monitor site management.

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

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14, 2000             BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                    A LIMITED PARTNERSHIP


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