Form 10QSB
period 2000-09-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2000-11-14
CIK 911568

November  14  , 2000




Securities and Exchange Commission 450 Fifth
Street, N.W.
Washington, D.C.  20549

Re: Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended September 30, 2000 File Number 0-26522


Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities
Exchange Act of 1934, filed herewith is a copy of subject report.

Very truly yours,


/s/Stephen Guilmette

Stephen GuilmetteAssistant Controller

TC8-Q2.DOC

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    September 30, 2000
                              --------------------------------------

                                                         OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from                            to
                               ---------------------       -------------------

                   Commission file number                   0-26522

          Boston Financial Tax Credit Fund VIII, A Limited Partnership
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Massachusetts                                  04-3205879
----------------------------------           -------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


   101 Arch Street, Boston, Massachusetts                 02110-1106
---------------------------------------------   -------------------------------
  (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
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

                                     Yes X No .

                  BOSTON FINANCIAL TAX CREDIT FUND VIII

                         (A Limited Partnership)

                            TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1. Financial Statements

         Balance Sheet - September 30, 2000 (Unaudited)                      1

         Statements of Operations (Unaudited) - For the Three and Six
            Months Ended September 30, 2000 and 1999                         2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Six Months Ended September 30, 2000                      3

         Statements of Cash Flows (Unaudited) - For the Six

            Months Ended September 30, 2000 and 1999                         4

         Notes to the Financial Statements (Unaudited)                       5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 6

PART II - OTHER INFORMATION
---------------------------

Items 1-6
                                                                             8

SIGNATURE                                                                    9

                 BOSTON FINANCIAL TAX CREDIT FUND VIII

                         (A Limited Partnership)



                             BALANCE SHEET

                           September 30, 2000

                              (Unaudited)

Assets

Cash and cash equivalents                                                                        $     151,708
Investments in Local Limited Partnerships, net (Note 1)                                             20,062,441
Marketable securities, at fair value                                                                 1,613,068
Other assets                                                                                            30,056
                                                                                                 -------------
       Total Assets                                                                              $  21,857,273
                                                                                                 =============

Liabilities and Partners' Equity

--------------------------------

Liabilities

   Accounts payable to affiliate                                                                 $     639,121
   Accrued expenses                                                                                     35,106
                                                                                                 -------------
       Total Liabilities                                                                               674,227
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                              21,192,179
Net unrealized losses on marketable securities                                                          (9,133)
                                                                                                 -------------
Total Partners' Equity                                                                              21,183,046
                                                                                                 -------------
       Total Liabilities and Partners' Equity                                                    $  21,857,273
                                                                                                 =============

                 The accompanying notes are an integral part of these financial statements.

                        BOSTON FINANCIAL TAX CREDIT FUND VIII

                                (A Limited Partnership)

                                STATEMENTS OF OPERATIONS

               For the Three and Six Months Ended September 30, 2000 and 1999

                                       (Unaudited)


                                             Three Months Ended                          Six Months Ended
                                      September 30,        September 30,          September 30,      September 30,
                                          2000                 1999                   2000               1999
                                      -------------        -------------         --------------    ----------
Revenue:
   Investment                         $      25,662        $      21,534         $       49,430    $        44,273
   Other                                        195                  350                    980              1,150
                                      -------------        -------------         --------------    ---------------
       Total Revenue                         25,857               21,884                 50,410             45,423
                                      -------------        -------------         --------------    ---------------

Expenses:
   Asset management fees,
     related party                           52,679               51,555                105,358            103,110
   General and administrative
     expenses (includes
     reimbursements to affiliates
     in the amounts of $54,735
     and $36,901 in 2000 and
     1999, respectively)                     39,855               31,358                 81,652             67,044
   Amortization                               7,486                7,485                 14,972             14,971
                                      -------------        -------------         --------------    ---------------
       Total Expenses                       100,020               90,398                201,982            185,125
                                      -------------        -------------         --------------    ---------------

Loss before equity in losses
   of Local Limited Partnerships            (74,163)             (68,514)              (151,572)          (139,702)

Equity in losses of Local

   Limited Partnerships (Note 1)           (477,316)            (563,373)              (951,980)        (1,049,627)
                                      -------------        -------------         --------------    ---------------

Net Loss                              $    (551,479)       $    (631,887)        $   (1,103,552)   $    (1,189,329)
                                      =============        =============         ==============    ===============

Net Loss allocated

   To General Partner                 $      (5,515)       $      (6,319)        $      (11,036)   $       (11,893)
   To Limited Partners                     (545,964)            (625,568)            (1,092,516)        (1,177,436)
                                      -------------        -------------         --------------    ---------------
                                      $    (551,479)       $    (631,887)        $    1,103,552    $    (1,189,329)
                                      =============        =============         ==============    ===============

Net Loss per Limited

Partnership Unit (36,497 Units)       $      (14.95)       $      (17.14)        $       (29.93)   $       (32.26)
                                      =============        =============         ==============    ==============


                      The accompanying notes are an integral part of these financial statements.

                        BOSTON FINANCIAL TAX CREDIT FUND VIII

                                (A Limited Partnership)

                   STATEMENT OF CHANGES IN PARTNERS EQUITY (DEFICIENCY)

                       For the Six Months Ended September 30, 2000

                                       (Unaudited)

                                                    Initial          Investor           Net
                                     General        Limited           Limited       Unrealized
                                      Partner       Partner          Partners         Losses           Total
                                    -----------    ---------      --------------    -----------    ---------

Balance at March 31, 2000           $   (93,390)   $     100      $   22,389,021    $   (22,329)   $  22,273,402
                                    -----------    ---------      --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized losses
     on marketable securities
     available for sale                       -            -                   -         13,196           13,196
   Net Loss                             (11,036)           -         (1,092,516)              -       (1,103,552)
                                    ------------   ---------      --------------    -----------       -----------
Comprehensive Income (Loss)             (11,036)           -          (1,092,516)        13,196       (1,090,356)
                                    -----------    ---------      --------------    -----------       -----------

Balance at September 30, 2000       $  (104,426)   $     100      $   21,296,505    $    (9,133)   $  21,183,046
                                    ===========    =========      ==============    ===========    =============

                           The accompanying notes are an integral part of these financial statements.

                         BOSTON FINANCIAL TAX CREDIT FUND VIII

                                (A Limited Partnership)

                                STATEMENTS OF CASH FLOWS

                   For the Six Months Ended September 30, 2000 and 1999

                                     (Unaudited)

                                                                                    2000              1999
                                                                                -------------      -----------

Net cash provided by (used for) operating activities                            $      10,077    $    (148,102)

Net cash provided by (used for) investing activities                                  (47,014)          25,665
                                                                                -------------      ------------

Net decrease in cash and cash equivalents                                             (36,937)        (122,437)

Cash and cash equivalents, beginning of period                                        188,645          180,030
                                                                                -------------    -------------

Cash and cash equivalents, end of period                                        $     151,708    $      57,593
                                                                                =============    =============


                       The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND VIII

                            (A Limited Partnership)

                         Notes to Financial Statements

                                 (Unaudited)

          The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Funds Form10-KSB for the year ended  March 31,  2000.  In the  opinion  of  management,  these  financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2000 and 1999.

1. Investments in Local Limited Partnerships

The Fund uses the equity method to account for its limited partnership interests in ten Local Limited Partnerships which own and operate multi-family housing complexes. The Fund, as Investor Limited Partner, pursuant to the Local Limited Partnership Agreements, which contain certain operating and distribution restrictions, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of the Local Limited Partnerships, with the exception of Springwood, Hemlock Ridge, Pike Place and West End Place, where 79.20%, 77%, 90% and 90% interests were acquired, respectively. Another partnership sponsored by an affiliate of the General Partner owns the remaining 19.80% Limited Partnership interest in Springwood. Upon dissolution, proceeds will be distributed according to the partnership agreements.

The following is a summary of Investments in Local Limited Partnerships at September 30, 2000:

Capital Contributions paid to Local
   Limited Partnerships                                                                      $  29,264,859

Cumulative equity in losses of Local
   Limited Partnerships                                                                         (9,632,789)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                (461,836)
                                                                                             -------------

Investments in Local Limited Partnerships
   before adjustments                                                                           19,170,234

Excess of investment cost over the underlying net assets acquired:

     Acquisition fees and expenses                                                               1,048,010

     Accumulated amortization of acquisition
       fees and expenses                                                                          (155,803)
                                                                                             -------------

Investments in Local Limited Partnerships                                                    $  20,062,441
                                                                                             =============

The Fund's share of net losses of the Local Limited Partnerships for the six months ended September 30, 2000 is $951,980.

                 BOSTON FINANCIAL TAX CREDIT FUND VIII

                         (A Limited Partnership)



                MANAGEMENTS DISCUSSION AND ANALYSIS OF

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

Liquidity and Capital Resources

At September 30, 2000, the Fund had cash and cash equivalents of $151,708, as compared, to $188,645 at March 31, 2000. This decrease is primarily attributable to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities. This decrease is partially offset by cash distributions received from Local Limited Partnerships.

At September 30, 2000, approximately $1,091,000 of marketable securities has been designated as Reserves. The Reserves are established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2000, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to voluntarily provide such funds, in order to protect its investment.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2000.

Results of Operations

For the three and six months ended September 30, 2000, the Fund's operations resulted in a net loss of $551,479 and $1,103,552, respectively, as compared to a net loss of $631,887 and $1,189,329 for the same periods in 1999. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships due to an increase in total income of Local Limited Partnerships, partially offset by an increase in Local Limited Partnership operating expenses. The decrease in equity losses is partially offset by an increase in general and administrative expenses.

                  BOSTON FINANCIAL TAX CREDIT FUND VIII

                         (A Limited Partnership)

                 MANAGEMENTS DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions

Live Oaks Plantation (West Palm Beach, Florida) continues to experience operating deficits due primarily to difficulty in attracting and retaining quality tenants. In addition, the property's curb appeal has diminished due to the deferral of certain maintenance and repair projects. During October 2000, the Local General Partner indicated a desire to transfer his interest in the property to a replacement Local General Partner. The Managing General Partner believes that it would be in the best interests of the property to replace the Local General Partner. Accordingly, the Managing General will proceed to work with the Local General Partner to identify an acceptable replacement.

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

                  BOSTON FINANCIAL TAX CREDIT FUND VIII

                         (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                  BOSTON FINANCIAL TAX CREDIT FUND VIII

                         (A Limited Partnership)


                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  November  14 , 2000    BOSTON FINANCIAL TAX CREDIT FUND VIII,
                               A LIMITED PARTNERSHIP

                               By:   Arch Street VIII Limited Partnership,
                                     its General Partner




                                    /s/Randolph G. Hawthorne

                                    --------------------------------------------
                                    Randolph G. Hawthorne
                                    Managing Director, Vice President
                                    and Chief Operating Officer