Form 10QSB
period 2000-12-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2001-02-14
CIK 911568

February 14, 2001




Securities and Exchange Commission
450 Fifth Street, N.W.

Washington, D.C.  20549

Re: Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended December 31, 2000 File Number 0-26522


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

For the quarterly period ended                    December 31, 2000
                              -------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                        to
                               ------------------------------------------------

                         Commission file number    0-26522
                                                   -------

        Boston Financial Tax Credit Fund  VIII,  A Limited  Partnership
        ---------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Massachusetts                            04-3205879
-------------------------------------------  ----------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                    02110-1106
---------------------------------------------    -------------------------------
  (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No .

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet - December 31, 2000 (Unaudited)                                           1

         Statements of Operations (Unaudited) - For the Three and Nine
            Months Ended December 31, 2000 and 1999                                              2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Nine Months Ended December 31, 2000                                          3

         Statements of Cash Flows (Unaudited) - For the Nine
            Months Ended December 31, 2000 and 1999                                              4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     6

PART II - OTHER INFORMATION

Items 1-6                                                                                        8

SIGNATURE                                                                                        9

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)


                                  BALANCE SHEET
                                December 31, 2000
                                   (Unaudited)

Assets

Cash and cash equivalents                                                                        $     125,243
Investments in Local Limited Partnerships, net (Note 1)                                             19,518,164
Marketable securities, at fair value                                                                 1,495,513
Other assets                                                                                            22,322
                                                                                                 -------------
       Total Assets                                                                              $  21,161,242
                                                                                                 =============

Liabilities and Partners' Equity

Liabilities

   Accounts payable to affiliate                                                                 $     476,022
   Accrued expenses                                                                                     40,142
                                                                                                 -------------
       Total Liabilities                                                                               516,164
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                              20,637,841
Net unrealized gains on marketable securities                                                            7,237
                                                                                                 -------------
Total Partners' Equity                                                                              20,645,078
                                                                                                 -------------
       Total Liabilities and Partners' Equity                                                    $  21,161,242
                                                                                                 =============

The  accompanying  notes are an  integral  part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                             Three Months Ended                          Nine Months Ended
                                      December 31,         December 31,           December 31,       December 31,
                                          2000                 1999                   2000              1999
                                      -------------        -------------         --------------    ---------------

Revenue:
   Investment                         $      25,266        $      23,506         $       74,696    $        67,779
   Other                                         50                   50                  1,030              1,200
                                      -------------        -------------         --------------    ---------------
     Total Revenue                           25,316               23,556                 75,726             68,979
                                      -------------        -------------         --------------    ---------------

Expenses:
   Asset management fees,
     related party                           52,679               51,555                158,037            154,665
   General and administrative
     expenses (includes
     reimbursements to affiliates
     in the amounts of $18,957
     and $57,340 in 2000 and
     1999, respectively)                    (26,186)              38,800                 55,466            105,844
   Provision for valuation
     of Investment in Local
     Limited Partnerships                     8,884                    -                  8,884                  -
   Amortization                               7,486                7,486                 22,458             22,457
                                      -------------        -------------         --------------    ---------------
       Total Expenses                        42,863               97,841                244,845            282,966
                                      -------------        -------------         --------------    ---------------

Loss before equity in losses
   of Local Limited Partnerships            (17,547)             (74,285)              (169,119)          (213,987)

Equity in losses of Local
   Limited Partnerships (Note 1)           (536,791)            (466,111)            (1,488,771)        (1,515,738)
                                      -------------        -------------         --------------    ---------------

Net Loss                              $    (554,338)       $    (540,396)        $   (1,657,890)   $    (1,729,725)
                                      =============        =============         ==============    ===============

Net Loss allocated:
   To General Partners                $      (5,543)       $      (5,404)        $      (16,579)   $       (17,297)
   To Limited Partners                     (548,795)            (534,992)            (1,641,311)        (1,712,428)
                                      -------------        -------------         --------------    ---------------
                                      $    (554,338)       $    (540,396)        $   (1,657,890)   $    (1,729,725)
                                      =============        =============         ==============    ===============
Net Loss per Limited

   Partnership Unit (36,497 Units)    $      (15.04)       $      (14.66)        $       (44.97)   $        (46.92)
                                      =============        =============         ==============    ===============


The  accompanying  notes are an  integral  part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                   For the Nine Months Ended December 31, 2000
                                   (Unaudited)

                                                                                        Net
                                                    Initial          Investor       Unrealized
                                     General        Limited           Limited          Gains
                                      Partner       Partner          Partners        (Losses)          Total

Balance at March 31, 2000           $   (93,390)   $     100      $   22,389,021    $   (22,329)   $  22,273,402
                                    -----------    ---------      --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     (losses) on marketable securities
     available for sale                       -            -                   -         29,566           29,566
   Net Loss                             (16,579)           -          (1,641,311)             -       (1,657,890)
                                    -----------    ---------      --------------    -----------    -------------
Comprehensive Income (Loss)             (16,579)           -          (1,641,311)        29,566       (1,628,324)
                                    -----------    ---------      --------------    -----------    -------------

Balance at December 31, 2000        $  (109,969)   $     100      $   20,747,710    $     7,237    $  20,645,078
                                    ===========    =========      ==============    ===========    =============


The  accompanying  notes are an  integral  part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                                                    2000              1999
                                                                                -------------    -------------

Net cash used for operating activities                                          $    (150,771)   $    (142,923)
                                                                                -------------    -------------

Net cash provided by investing activities                                              87,369          260,480
                                                                                -------------    -------------

Net increase (decrease) in cash and cash equivalents                                  (63,402)         117,557

Cash and cash equivalents, beginning of period                                        188,645          180,030
                                                                                -------------    -------------

Cash and cash equivalents, end of period                                        $     125,243    $     297,587
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2000 and 1999.

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

The following is a summary of Investments in Local Limited Partnerships at December 31, 2000:

Capital Contributions and advances paid to Local
   Limited Partnerships                                                                      $  29,273,743

Cumulative equity in losses of Local
   Limited Partnerships                                                                        (10,169,580)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                (461,836)
                                                                                             -------------

Investments in Local Limited Partnerships
   before adjustments                                                                           18,642,327

Excess of investment cost over the underlying net assets acquired:

     Acquisition fees and expenses                                                               1,048,010

     Accumulated amortization of acquisition
       fees and expenses                                                                          (163,289)

Provision for valuation of investment in Local
   Limited Partnership                                                                              (8,884)
                                                                                             -------------

Investments in Local Limited Partnerships                                                    $  19,518,164
                                                                                             =============

The Fund's share of net losses of the Local Limited Partnerships for the nine months ended December 31, 2000 is $1,488,771.

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

Liquidity and Capital Resources

At December 31, 2000, the Fund had cash and cash equivalents of $125,243, as compared, to $188,645 at March 31, 2000. This decrease is primarily attributable to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities. This decrease is partially offset by cash distributions received from Local Limited Partnerships.

At December 31, 2000, approximately $1,113,000 of marketable securities has been designated as Reserves. The Reserves are established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits if the General Partner deems funding appropriate.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2000, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to voluntarily provide such funds, in order to protect its investment.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2000.

Results of Operations

For the three and nine months ended December 31, 2000, the Fund's operations resulted in a net losses of $554,338 and $1,657,890, respectively, as compared to net losses of $540,396 and $1,729,725 for the same periods in 1999. The overall decrease in net loss is primarily due to a decrease in general and administrative expense due to a change in the method used to allocate operational and administratiave expenses and lower salary reimbursements paid to an affiliate of the General Partner. The decrease is also attributable to a decrease in equity in losses of Local Limited Partnerships due to an increase in total income of Local Limited Partnerships, partially offset by an increase in Local Limited Partnership operating expenses.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions

Live Oaks Plantation (West Palm Beach, Florida) continues to experience operating deficits due primarily to difficulty in attracting and retaining quality tenants. In addition, the property's curb appeal has diminished due to the deferral of certain maintenance and repair projects. It is likely that the Fund will advance up to approximately $800,000 of reserves to the property to fund capital improvements and deferred maintenance expenses in the near future. During October 2000, the Local General Partner indicated a desire to transfer his interest in the property to a replacement Local General Partner. The Managing General Partner believes that it would be in the best interests of the property to replace the Local General Partner. Accordingly, the Managing General is working with the Local General Partner to identify an acceptable replacement.

Recently, the Managing General Partner learned that the Live Oaks Plantation was undergoing an audit by the Internal Revenue Service ("IRS"). The audit is currently in its information gathering phase and we are fulfilling all IRS information requests. However, we are aware that the audit will focus on the tax treatment of certain items, such as land improvements, impact fees, utility fees and developer fees. We believe that the IRS wants to allocate some, or all, of these costs to land rather than to the buildings. Since land cannot be included in eligible basis and is not depreciable, tax credits and losses may be at risk. We will keep you apprised of the status of the IRS audit.

The Fund has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If a significant impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Fund's financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   February 14, 2001            BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                      A LIMITED PARTNERSHIP
                                      By:  Arch Street VIII Limited Partnership,
                                           its General Partner




                                            /s/Jenny Netzer
                                             ----------------------------------
                                            Jenny Netzer
                                            Managing Director and President