Form 10KSB
period 2001-03-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2001-06-29
CIK 911568

June  29, 2001




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Boston Financial Tax Credit Fund VIII, A Limited Partnership Form 10-KSB Annual Report for the Year Ended March 31, 2001 File Number 0-26522

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

For the fiscal year ended                    March 31, 2001
                         -------------------------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                      to
                               ------------------------------------------------

                         Commission file number 0-26522

        Boston Financial Tax Credit Fund VIII, A Limited Partnership
        ------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Massachusetts                           04-3205879
---------------------------------------     -----------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

   101 Arch Street, Boston, Massachusetts               02110-1106
--------------------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (617) 439-3911
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange on
          Title of each class                            which registered
          -------------------                      -----------------------------
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

                        $28,801,000 as of March 31, 2001

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

Report on Form 8-K dated June 14, 1994                  Part I, Item 1

Acquisition Reports                                     Part I, Item 1

Prospectus - Sections Entitled:

     "Investment Objectives and Policies -
      Principal Investment Objectives"                  Part I, Item 1

     "Investment Risks"                                 Part I, Item 1

     "Estimated Use of Proceeds"                        Part III, Item 12

     "Management Compensation and Fees"                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
        Credits and Cash Distributions"                 Part III, Item 12

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2001


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

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                   K-11
     Item 10      Management Remuneration                             K-12
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                               K-12
     Item 12      Certain Relationships and Related Transactions      K-13

     Item 13      Exhibits and Reports on Form 8-K                    K-15

SIGNATURES                                                            K-16
----------

                                     PART I


Item 1.  Business

Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership formed on August 25, 1993 under the laws of the Commonwealth of Massachusetts. The Fund's partnership agreement ("Partnership Agreement") authorize the sale of up to 200,000 Units of limited partnership interest at $1,000 per Unit in series. The first series offered 50,000 Units. On July 29, 1994, the Fund held its final investor closing. In total, the Fund raised $36,497,000 ("Gross Proceeds") through the sale of 36,497 Units. Such amounts exclude a fractional unregistered Unit previously acquired for $100 by the Initial Limited Partner. The offering of Units terminated on March 29, 1995.

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

Table A on the following page lists the properties originally acquired by the Local Limited Partnerships in which the Fund had invested. Item 6 of this Report contains other significant information with respect to such Local Limited Partnerships. As required by applicable rules, the terms of the acquisition of each Local Limited Partnership interest have been described in the Form 8-Ks and a supplement to the Prospectus listed in Part IV of this Report on Form 10-KSB; such descriptions are incorporated herein by this reference.

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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Fund or its General Partner. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2001, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions in Local Limited Partnerships: (i) Green Wood Apartments, A Limited Partnership and Springwood Apartments, A Limited Partnership, representing 21.71%, have Flournoy Development Company as Local General Partner; (ii) Pike Place, A Limited Partnership and West End Place, A Limited Partnership, representing 12.90%, have Lindsey Management Company as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports which are herein incorporated by reference.

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

The Fund is managed by Arch Street VIII Limited Partnership, the sole General Partner of the Fund. The Fund, which does not have any employees, reimburses Lend Lease Real Estate Investments, Inc., an affiliate of the General Partner, for certain expenses and overhead costs. A complete discussion of the management of the Fund is set forth in Item 9 of this Report.

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

All of the Local Limited Partnerships have received an allocation of Tax Credits from the relevant state tax credit agency. In general, the Tax Credits run for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Internal Revenue Service, in order to maintain eligibility for the Tax Credit at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements. To date, none of the Local Limited Partnerships have suffered an event of recapture of Tax Credits.

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





                                                Capital Contributions         Mtge. loans                        Occupancy
Local Limited Partnership       Number     Total Committed   Paid Through       payable at                           at
Property Name                       of        at March 31,      March 31,     December 31,       Type of          March 31,
Property Location              Apt. Units           2001           2001             2000         Subsidy*           2001
------------------------------------------------------------ ---------------  ----------------------------    ---------------


Green Wood Apartments,
   a Limited Partnership
Green Wood Apartments
Gallatin, TN                    164          $3,825,916        $3,825,916       $5,073,477         None               91%

Webster Court Apartments
   a Limited Partnership
Webster Court Apartments
Kent, WA                         92           2,318,078         2,318,078        2,774,692         None               99%

Springwood Apartments
   a Limited Partnership (1)
Springwood Apartments
Tallahassee, FL                 113           2,499,202         2,499,202        3,810,592         None               98%

Meadow Wood Associates
   of Pella,
   a Limited Partnership
Meadow Wood of Pella
Pella, IA                        30             893,808           893,808        1,061,150      Section 8            100%


RMH Associates, a Limited
   Partnership (1)
Hemlock Ridge
Livingston Manor, NY            100           1,697,298         1,697,298        1,976,256      Section 8            100%


Pike Place, a Limited
   Partnership (1)
Pike Place
Fort Smith, AR                  144           1,915,328         1,915,328        3,226,911         None              97%





                                                Capital Contributions          Mtge. Loans                         Occupancy
Local Limited Partnership       Number     Total Committed   Paid Through       payable at                            At
Property Name                       of        at March 31,      March 31,     December 31,         Type of         March 31,
Property Location              Apt. Units           2001           2001             2000           Subsidy*          2001
------------------------------------------------------------ ---------------  -----------------   -----------    ---------------

West End Place, a Limited
   Partnership (1)
West End Place
Springdale, AR                  120           1,843,010         1,843,010        2,847,443         None              98%

Oak Knoll Renaissance, a
   Limited Partnership
Oak Knoll Renaissance
Gary, IN                        256           4,922,412         4,922,412        5,127,242        Section 8          98%


Beaverdam Creek Associates,
   a Limited Partnership
   (2)
Beaverdam Creek
Mechanicsville, VA              120           3,629,140         3,629,140        3,264,520         None              100%

Schickedanz Brothers Palm
   Beach Limited
Live Oaks Plantation
West Palm Beach, FL             218           5,587,953         5,587,953        6,260,659         None               92%
                              -----        ------------      ------------     ------------
                              1,357         $29,132,145      $29,132,145      $35,422,942
                              =====         ===========      ===========      ===========

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

Beaverdam Creek Associates Limited Partnership, representing 12.46% of the Fund's total investment in the Local Limited Partnerships, has obtained two mortgage loans in the original principal amounts of $2,420,000 and $1,000,000 from the Virginia Housing and Development Authority ("VHDA"). The VHDA mortgage notes bear interest at 10.62% and 5%, respectively, per annum. The mortgage notes are unsecured and are secured by a deed of trust on the rental property. The mortgage notes payable are due in monthly installments of principal and interest of $22,354 and $5,368, respectively, to the year 2025.

Schickedanz Brothers Palm Beach Limited Partnership representing 19.18% of the total investment in the Local Limited Partnerships, entered into two loan agreements. The first is with Newport Mortgage Company, L.P., in the original amount of $6,493,000. The loan bears interest at a rate of 8.94% per annum, with monthly payments of principal and interest in the amount of $51,964 due through July 7, 2026. As of December 31, 2000, $6,321,537 is outstanding on the mortgage.

The second loan agreement is a Home loan with the Florida Housing Finance Agency, with a principal amount not to exceed $1,531,000. Interest on the unpaid principal balance shall be due at the Applicable Federal Rate ("AFR") for long term obligations as of the commencement date of the loan. Interest shall be payable at 3% per annum commencing on June 30, 1995. Deferred interest is compounded annually and is due together with the principal balance on February 28, 2025. As of December 31, 2000, total funds in the amount of $1,416,000 have been drawn on the loan.

Duration of leases for occupancy in the Properties described above is generally six to twelve months. The Managing General Partner believes the Properties described herein are adequately covered by insurance.

Additional information required under this Item, as it pertains to the Fund, is contained in Items 1, 6 and 7 of this Report.

Item 3.  Legal Proceedings

The Fund is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

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

As of June 18, 2001, there were 1,209 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. For the years ended March 31, 2001 and 2000, no cash distributions were made.

 Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

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

Liquidity and capital resources

At March 31, 2001, the Fund had cash and cash equivalents of $80,578 as compared to $188,645 at March 31, 2000. This decrease is primarily attributable to advances paid to Local Limited Partnerships to fund property operations and cash used for fund operating activities. This decrease is partially offset by cash distributions received from Local Limited Partnerships.

At March 31, 2001, approximately $953,000 of cash, cash equivalents and marketable securities has been designated as Reserves. The Reserves are established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2001, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2001, the Fund advanced approximately $178,000 to Local Limited Partnerships to fund operating deficits.



Cash distributions

No cash distributions were made during the two years ended March 31, 2001. It is expected that cash available for distribution, if any, will not be significant in fiscal year 2002. As funds from temporary investments are paid to Local Limited Partnerships, interest earnings on those funds decrease. In addition, some of the properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

2001 versus 2000

For the year ended March 31, 2001, the Fund's operations resulted in a net loss of $2,070,359, as compared to $2,195,805 for the year ended March 31, 2000. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships. The decrease to equity in losses of Local Limited Partnerships for the year ended March 31, 2001, as compared to the same period in 2000, is primarily attributable to an increase in rental and other income for certain Local Limited Partnerships whose investment carrying value has been reduced to zero. The decrease in the Fund's net loss in partially offset by an increase in provision for valuation of investments in Local Limited Partnerships.

Low-income housing tax credits

The 2000 and 1999 tax credits were $141.97 and $141.98 per Unit, respectively. The Tax Credits per Limited Partnership Unit stabilized in 1997 at approximately $142 per unit, as Properties reached completion and became fully leased. Since the Tax Credits have stabilized, the annual amount allocated to investors is expected to remain the same for about seven years. In years eight through ten, the credits are expected to decrease as Properties reach the end of the ten year credit period. However, because the compliance periods extend significantly beyond the tax credit periods, the Partnership is expected to retain most of its interests in the Local Limited Partnerships for the foreseeable future.

Property discussions

The Fund's investment portfolio consists of limited partnership interests in 10 Local Limited Partnerships, each of which own and operate a multi-family apartment complex. A majority of the Properties have stabilized operations and operate at a level above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expenses loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse on the Fund's liquidity; ii) result in Property foreclosure, or iii) result in the General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership. Also, the General Partner, in the normal course of the Fund's business, may desire to dispose of certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

Live Oaks Plantation, located in West Palm Beach, Florida, has historically generated operating deficits due to difficulty in attracting and maintaining quality tenants. In addition, the Property's curb appeal has diminished due to the deferral of certain maintenance and repair projects. During October 2000, the Local General Partner indicated a desire to transfer its interest in the Local Limited Partnership to a replacement Local General Partner. The General Partner believes that it would be in the best interests of the Property to replace the Local General Partner. Accordingly, the General Partner has been working with the Local General Partner to identify an acceptable replacement. In conjunction with the potential transfer, the Local General Partner agreed to replace his affiliated on-site management company, and in February 2001, a new on-site management company began managing Property operations. The new management company has taken steps to improve property operations. It is possible that the Fund may advance a material amount of Reserves to the Local Limited Partnership to fund capital improvements and deferred maintenance expenses.

Further, Live Oaks Plantation is undergoing an audit by the Internal Revenue Service ("IRS"). The audit focuses on the tax treatment of certain items, such as land improvements, impact fees, utility fees and developer fees. It appears to be the IRS's position that some, or all, of these costs should be allocated to land rather than to building. Since land cannot be included in eligible basis and is not depreciable, tax credits and losses may potentially be at risk. As a result of the IRS audit, negotiations to replace the Local General Partner, as discussed above have been delayed.

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

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2001, and 2000.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The General Partner of the Fund is Arch Street VIII Limited Partnership, a Massachusetts limited partnership (the "General Partner"), an affiliate of Lend Lease Estate Investment, Inc. ("Lend Lease"). The General Partner was formed in August 1993. The Investment Committee of the General Partner approves all investments. The names and positions of the principal officers and directors of the General Partner are set forth below.

Name                      Position

Jenny Netzer              Principal, Head of Housing and Community Investment
Michael H. Gladstone      Principal, Member, Legal
Lauren M. Guillette       Principal, Member, Legal

The General Partner provides day-to-day management of the Fund. Compensation is discussed in Item 10 of this report. Such day-to-day management does not include the management of the properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 45, Principal, Head of Housing and Community Investment Group
- Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 44, Principal, Member, Legal - Mr. Gladstone is responsible for legal work in the areas of affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

Lauren M. Guillette, age 36, Principal, Member, Legal - Ms. Guillette is responsible for legal work in the areas of affordable and conventional housing and investment products and services. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1996 as the firm's Assistant General Counsel. Prior to joining Boston Financial, Ms. Guillette was associated with the law firm of Peabody & Brown where she practiced real estate syndication and securities law. Ms. Guillette is a graduate of McGill University (BA) and Suffolk University (J.D.).

Item 10.  Management Remuneration

Neither the partners of Arch Street VIII Limited Partnership nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2001, the following entities are the only entities known to the Fund to be the beneficial owners of more than 5% of the Units outstanding:

                                                     Amount
Title of Class   Name and Address of             Beneficially     Percent of
                   Beneficial Owner                  Owned          Class
---------------------------------------------    --------------  -------------

Limited       Oldham Institutional Tax Credits LLC 2,476 Units        6.78%
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

The equity securities registered by the Fund under Section 12(g) of the Act consist of 200,000 Units, 36,497 of which have been sold to the public as of March 31, 2001. Holders of Units are permitted to vote on matters affecting the Fund only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Fund.

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

Item 12.  Certain Relationships and Related Transactions

The Fund is required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates (including Lend Lease) in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates (including Lend Lease) in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partner is entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partner will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the years ended March 31, 2001 and 2000 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

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

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Fund is required to pay certain fees to and reimburse expenses of the General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $4,664,369 have been charged directly to Limited Partners' equity. In connection therewith, $2,828,918 of selling expenses and $1,835,451 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the General Partner. The Fund may be required to pay a non-accountable expense allowance for marketing expense equal to a maximum of 1% of Gross Proceeds. The Fund has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partner. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. There were no organizational fees and expenses paid for the two years ended March 31, 2001.



Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund is required to pay acquisition fees to and reimburse acquisition expenses of the General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees total 6% of the Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of the Gross Proceeds. Acquisition fees totaling $2,189,820 for the closing of the Fund's Local Limited Partnership Investments were paid to an affiliate of the General Partner. Acquisition expenses totaling $335,196 were reimbursed to an affiliate of the General Partner. There were no acquisition fees and expenses paid for the two years ended March 31, 2001.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the General Partner receives a base amount of 0.5967% (as adjusted by the CPI factor) of Gross Proceeds annually as an Asset Management Fee for administering the affairs of the Fund. Asset Management Fees incurred in the years ended March 31, 2001 and 2000 are as follows:
                                                     2001             2000
                                                 ------------     -----------

Asset Management Fees                            $    206,741     $   210,716

Salaries and benefits expense reimbursement

An affiliate of the General Partner is reimbursed for the cost of certain salaries and benefits expenses which are incurred by an affiliate of the General Partner on behalf of the Fund. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in the years ended March 31, 2001 and 2000 are as follows:
                                                      2001             2000
                                                  ------------     -----------

Salaries and benefits expense reimbursement       $     36,814     $    88,541




Property Management Fees

An affiliate of the General Partner currently manages Beaverdam Creek, a property in which the Fund has invested. The Property Management Fee charged is equal to 4% of cash receipts. Fees earned by this affiliate which have been included in operating expenses in the summarized income statements in Note 4 to the Financial Statements for the two years ended December 31, 2000 and 1999, are as follows:

                                                     2000             1999
                                                 ------------     -----------

Property Management Fees                         $     42,156     $    40,126

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partner of the Fund, Arch Street VIII Limited Partnership, receives 1% of cash distributions made to partners. As of March 31, 2001, the Fund has not paid any cash distributions to partners.

Additional information concerning cash distributions and other fees paid or payable to the General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates during each of the two years ended March 31, 2001 is presented in Note 5 to the Financial Statements.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Documents filed as a part of this Report

In response to this portion of Item 13, the financial statements and the auditors' reports relating thereto are submitted as a separate section of this Report. See Index to the Financial Statements on page F-1 hereof.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

(b)  Reports on Form 8-K:
     No Reports on Form 8-K were filed during the year ended March 31, 2001.

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

      BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

     By:   Arch Street VIII, Limited Partnership
            its General Partner

     By:   /s/Jenny Netzer                           Date:   June  29   , 2001
           ---------------------------------------           -------------------
           Jenny Netzer
           Principal, Head of Housing and
           Community Investment


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                         Date:    June   29    , 2001
           ---------------------------------------          -------------------
           Jenny Netzer
           Director


     By:   /s/Michael H. Gladstone                  Date:   June    29  , 2001
           -----------------------------                      ----------------
           Michael H. Gladstone
           Director

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2001

                                      INDEX


                                                                  Page No.


     Report of Independent Accountants
        For the years ended March 31, 2001 and 2000                 F-2

     Financial Statements

       Balance Sheet - March 31, 2001                               F-3

       Statements of Operations - For the years ended
         March 31, 2001 and 2000                                    F-4

       Statements of Changes in Partners' Equity (Deficiency) -
         For the years ended  March 31, 2001 and 2000               F-5

       Statements of Cash Flows - For the years ended
         March 31, 2001 and 2000                                    F-6

       Notes to the Financial Statements                            F-7

                        Report of Independent Accountants



To the Partners of
Boston Financial Tax Credit Fund VIII, A Limited Partnership:


In our opinion, based upon our audits and the reports of other auditors, the financial statements listed on the accompanying index present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") as of March 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. The Fund accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Fund's investment in Local Limited Partnerships is stated at $19,295,444 at March 31, 2001, and the Fund's equity in earnings (losses) of Local Limited Partnerships is stated at $(1,666,752) and (1,886,030) for the years ended March 31, 2001 and 2000, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Fund's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.



/s/PricewaterhouseCoopers LLP
June 27, 2001
Boston, Massachusetts

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                 March 31, 2001


Assets

Cash and cash equivalents                                     $       80,578
Marketable securities, at fair value (Note 3)                      1,404,993
Investments in Local Limited Partnerships (Note 4)                19,295,444
Other assets                                                          18,209
                                                              --------------
     Total Assets                                             $   20,799,224
                                                              ==============

Liabilities and Partners' Equity

Accounts payable to affiliate (Note 5)                        $      499,676
Accrued expenses                                                      51,471
                                                              --------------
     Total Liabilities                                               551,147
                                                              --------------

General, Initial and Investor Limited Partners' Equity            20,225,372
Net unrealized gains on marketable securities                         22,705
                                                              --------------
     Total Partners' Equity                                       20,248,077
                                                              --------------
     Total Liabilities and Partners' Equity                   $   20,799,224
                                                              ===============

 The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2001 and 2000


                                                                                  2001           2000
                                                                             -------------   -------------

Revenue:
   Investment                                                                $      97,174   $      90,604
   Other                                                                             6,750           1,700
                                                                             -------------   -------------
       Total Revenue                                                               103,924          92,304
                                                                             -------------   -------------

Expenses:
   Asset management fees, related party (Note 5)                                   206,741         210,716
   General and administrative (includes
     reimbursements to an affiliate in the
     amounts of $36,814 and $88,541,
     respectively) (Note 5)                                                         92,935         161,421
   Provision for valuation of investments
     in Local Limited Partnerships                                                 177,911               -
   Amortization                                                                     29,944          29,942
                                                                             -------------   -------------
       Total Expenses                                                              507,531         402,079
                                                                             -------------   -------------

Loss before equity in losses of
   Local Limited Partnerships                                                     (403,607)       (309,775)

Equity in losses of Local Limited
   Partnerships (Note 4)                                                        (1,666,752)     (1,886,030)
                                                                             -------------   -------------

Net Loss                                                                     $  (2,070,359)  $  (2,195,805)
                                                                             =============   =============

Net Loss allocated to:
   General Partner                                                           $     (20,704)  $     (21,958)
   Limited Partners                                                             (2,049,655)     (2,173,847)
                                                                             -------------   -------------
                                                                             $  (2,070,359)  $  (2,195,805)
                                                                             =============   =============
Net Loss per Limited Partnership Unit
    (36,497 Units)                                                           $     (56.16)   $      (59.56)
                                                                             ============    =============
 The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Deficiency)
                   For the Years Ended March 31, 2001 and 2000



                                                                                      Net
                                                    Initial        Investor       Unrealized
                                      General       Limited         Limited          Gains
                                     Partner        Partner        Partners        (Losses)           Total
                                    -----------    ---------    -------------     -----------    -------------

Balance at March 31, 1999           $   (71,432)   $     100    $  24,562,868     $     1,053    $  24,492,589
                                    -----------    ---------    -------------     -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                    -               -                -         (23,382)         (23,382)
   Net Loss                             (21,958)           -       (2,173,847)              -       (2,195,805)
                                    -----------    ---------    -------------     -----------    -------------
Comprehensive Loss                      (21,958)           -       (2,173,847)        (23,382)      (2,219,187)
                                    -----------    ---------    -------------     -----------    -------------

Balance at March 31, 2000               (93,390)         100       22,389,021         (22,329)      22,273,402
                                    -----------    ---------    -------------     -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized losses
     on marketable securities
     available for sale                       -            -                -          45,034           45,034
   Net Loss                             (20,704)           -       (2,049,655)              -       (2,070,359)
                                    -----------    ---------    -------------     -----------    -------------
Comprehensive Income (Loss)             (20,704)           -       (2,049,655)         45,034       (2,025,325)
                                    -----------    ---------    -------------     -----------    -------------

Balance at March 31, 2001           $  (114,094)   $     100    $  20,339,366     $    22,705    $  20,248,077
                                    ===========    =========    =============     ===========    =============


 The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2001 and 2000


                                                                                  2001           2000
                                                                             -------------   -------------

Cash flows from operating activities:
   Net Loss                                                                  $  (2,070,359)  $  (2,195,805)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                              1,666,752       1,886,030
     Provision for valuation of investments in Local
       Limited Partnerships                                                        177,911               -
     Amortization                                                                   29,944          29,942
     Gain on sales and maturities of
       marketable securities, net                                                   (2,142)           (923)
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
       Other assets                                                                    256             390
       Accounts payable to affiliate                                                20,648         136,795
       Accrued expenses                                                             15,373         (18,248)
                                                                             -------------   -------------
Net cash used for operating activities                                            (161,617)       (161,819)
                                                                             -------------   -------------

Cash flows from investing activities:
   Purchases of marketable securities                                             (793,863)       (596,988)
   Proceeds from sales and maturities of
     marketable securities                                                         879,555         586,638
   Advances to Local Limited Partnerships                                         (177,911)              -
   Cash distributions received from Local
     Limited Partnerships                                                          145,769         180,784
                                                                             -------------   -------------
Net cash provided by investing activities                                           53,550         170,434
                                                                             -------------   -------------

Net increase (decrease) in cash and cash equivalents                              (108,067)          8,615

Cash and cash equivalents, beginning                                               188,645         180,030
                                                                             -------------   -------------

Cash and cash equivalents, ending                                            $      80,578   $     188,645
                                                                             =============   =============

 The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund's objectives are to: (i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; ii) provide limited cash distributions from the operations of apartment complexes; and iii) preserve and protect the Fund's capital.

Arch Street VIII Limited Partnership ("Arch Street L.P."), a Massachusetts limited partnership consisting of Arch Street VIII, Inc., a Massachusetts corporation ("Arch Street,Inc.") as the sole general partner and Lend Lease Real Estate Investments, Inc. as the sole limited partner, is the sole General Partner of the Fund. Arch Street L.P. and Arch Street, Inc. are affiliates of Lend Lease Real Estate Investments, Inc. ("Lend Lease"). An affiliate of Arch Street L.P. ("SLP Affiliate") is a special limited partner in each Local Limited Partnership in which the Fund invests,with the right to become a general partner under certain circumstances. The fiscal year of the Fund ends on March 31.

The Partnership Agreement authorizes the sale of up to 200,000 Units of limited partnership interest ("Units") at $1,000 per Unit in series. The first series offered 50,000 Units. Boston Financial Securities, Inc., an affiliate of the General Partner, has received selling commissions and underwriting advisory fees in the amount of 6.5% and 1.25%, respectively, of Gross Proceeds for Units sold by the entity as a soliciting dealer. On July 29, 1994, the Fund held its final investor closing. In total, the Fund received $36,497,000 of capital contributions from investors admitted as Limited Partners, for a total of 36,497 Units.

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

Under the terms of the Partnership Agreement, the Fund originally designated 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 2001, the General Partner has designated approximately $953,000 of cash, cash equivalents and marketable securities as such Reserve.

2.       Significant Accounting Policies

Cash Equivalents

Cash and cash equivalents consists of short-term money market instruments with maturities of 90 days or less at acquisition and approximate fair value.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

2.   Significant Accounting Policies (continued)
     ------------------------------------------

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

Investments in Local Limited Partnerships

The Fund accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Fund does not have control of the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of income or loss of the Local Limited Partnerships, additional investments in and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included in the Fund's operations. The Fund has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment, therefore a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred or distributions received when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income and distributions received will be included in income.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Fund. These fees and expenses are included in the Fund's investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years until a Local Limited Partnership's respective investment balance has been reduced to zero.

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

The General Partners have decided to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2000 and 1999.

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

      BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

2.       Significant Accounting Policies (continued)
---------------------------------------------------

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

3.   Marketable Securities

A summary of marketable securities is as follows:
                                                              Gross                 Gross
                                                           Unrealized            Unrealized             Fair
                                           Cost               Gains                Losses               Value
                                        ------------       -----------           -----------       ------------
Debt securities issued by the
   US Treasury and other US
   government corporations
   and agencies                         $  1,169,242       $    18,189           $      (135)      $  1,187,296

Mortgage backed securities                   213,046             4,651                     -            217,697
                                        ------------       -----------           -----------       -------------

Marketable securities
   at March 31, 2001                    $  1,382,288       $    22,840           $      (135)      $  1,404,993
                                        ============       ===========           ===========       =============

The contractual maturities at March 31, 2001 are as follows:
                                                                Fair
                                                  Cost          Value

Due in less than one year                    $     474,663   $   479,141
Due in one to five years                           694,579        708,155
Mortgage backed securities                         213,046        217,697
                                             -------------   ------------
                                             $   1,382,288   $  1,404,993
                                             =============   ============

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $50,000 during the fiscal year ended March 31, 2000. Proceeds from the maturities of marketable securities were approximately $880,000 and $536,000 during the fiscal years ended March 31, 2001 and 2000, respectively. Included in investment income are gross gains of $2,419 and $923 which were realized on the sales during the fiscal years ended March 31, 2001 and 2000, respectively. Also included in investment income are gross losses of $277, which were realized on the sales during the fiscal year ended March 31, 2001.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

4.   Investments in Local Limited Partnerships

The Fund uses the equity method to account for its limited partner interests in ten Local Limited Partnerships which own and operate multi-family housing complexes. Upon dissolution of the Local Limited Partnership, proceeds will be distributed according to the partnership agreements.

The following is a summary of investments in Local Limited Partnerships at March 31, 2001:

Capital contributions and advances paid to Local
   Limited Partnerships                                                                      $  29,442,770

Cumulative equity in losses of Local
   Limited Partnerships                                                                        (10,347,561)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                (499,089)
                                                                                             -------------

Investments in Local Limited Partnerships
   before adjustments                                                                           18,596,120

Excess of investment costs over the underlying net assets acquired:

     Acquisition fees and expenses                                                               1,048,010

     Accumulated amortization of acquisition
       fees and expenses                                                                          (170,775)
                                                                                             -------------

Investments in Local Limited Partnerships prior to
   reserve for valuation                                                                        19,473,355

Reserve for valuation of investments in Local Limited
   Partnerships                                                                                   (177,911)
                                                                                             -------------

Investments in Local Limited Partnerships                                                    $  19,295,444
                                                                                             =============

The Fund has provided a reserve for valuation for its investments in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of the investments.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

4.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

Summarized financial information as of December 31, 2000 and 1999 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of the ten Local Limited Partnerships in which the Fund was invested in as of the that date is as follows:

Summarized Balance Sheets - as of December 31,
                                                                                  2000             1999
                                                                             -------------     -------------
Assets:
   Investment property, net                                                  $  60,027,404     $  62,327,142
   Other assets                                                                  3,630,090         3,541,374
                                                                             -------------     -------------
     Total Assets                                                            $  63,657,494     $  65,868,516
                                                                             =============     =============

Liabilities and Partners' Equity:
   Mortgage notes payable                                                    $  35,422,942     $  37,331,867
   Other liabilities                                                             9,434,633         7,618,108
                                                                             -------------     -------------
     Total Liabilities                                                          44,857,575        44,949,975
                                                                             -------------     -------------
   Fund's Equity                                                                18,907,702        20,475,760
   Other Partners' Equity                                                         (107,783)          442,781
                                                                             -------------     -------------
     Total Equity                                                               18,799,919        20,918,541
                                                                             -------------     -------------
       Total Liabilities and Partners' Equity                                $  63,657,494     $  65,868,516
                                                                             =============     =============

Summarized Income Statements - for the year ended December 31,

Rental and other income                                                      $   8,222,167     $   7,641,370
                                                                             -------------     -------------

Expenses:
   Operating                                                                     4,227,276         3,891,489
   Depreciation and amortization                                                 2,578,671         2,587,287
   Interest                                                                      3,219,430         3,227,127
                                                                             -------------     -------------
     Total Expenses                                                             10,025,377         9,705,903
                                                                             -------------     -------------

Net Loss                                                                     $  (1,803,210)    $  (2,064,533)
                                                                             =============     =============

Fund's share of Net Loss                                                     $  (1,666,752)    $  (1,886,030)
                                                                             =============     =============
Other partners' share of Net Loss                                            $    (136,458)    $    (178,503)
                                                                             =============     =============

The Fund's equity as reflected by the Local Limited Partnerships of $18,907,702 differs from the Fund's investments in Local Limited Partnerships before adjustments of $18,596,120 principally because of differences in the accounting treatment of certain miscellaneous items.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

5.   Transactions with Affiliates

An affiliate of the General Partner receives the base amount of 0.5967% (as adjusted by the CPI factor) of Gross Proceeds annually as an Asset Management Fee for administering the affairs of the Fund. Asset Management Fees of $206,741 and $210,716 for the years ended March 31, 2001 and 2000, respectively, have been included in expenses. Included in accounts payable to affiliates at March 31, 2001 is $474,568 of Asset Management Fees due to an affiliate of the General Partner.

An affiliate of the General Partner is reimbursed for the actual cost of the Fund's operating expenses. Included in general and administrative expenses for the years ended March 31, 2001 and 2000, is $36,814 and $88,541, respectively, that the Fund has paid as reimbursement for salaries and benefits. As of March 31, 2000, $25,108 is payable to an affiliate of the General Partner for salaries and benefits.

An affiliate of the Managing General Partner currently manages one property in which the Fund has invested. The property management fee charged is equal to 4% of cash receipts. Included in operating expenses in the summarized income statements in Note 4 to the Financial Statements is $42,156 and $40,126 of fees earned by this affiliate for the years ended December 31, 2000 and 1999, respectively.

6.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2001 and 2000 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2000 and 1999:

                                                                                    2001              2000
                                                                                -------------    -------------

Net Loss per financial statements                                               $  (2,070,359)   $  (2,195,805)

Adjustment for equity in losses of Local Limited
   Partnerships for tax purposes in excess of equity in
   losses for financial reporting purposes                                           (325,306)        (342,686)

Adjustment to reflect March 31 fiscal year end
   to December 31 tax year end                                                        (30,328)          11,181

Provision for valuation of investments in Local Limited
   Partnerships not deductible for tax purposes                                       177,911                -

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                    (8,165)          (8,167)

Related party expenses deductible for tax purposes
   in current year                                                                   (391,776)         (16,045)
                                                                                -------------    -------------

Net Loss per tax return                                                         $  (2,648,023)   $  (2,551,522)
                                                                                =============    =============



          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

6.   Federal Income Taxes (continued)
     -------------------------------

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 2001 are as follows:

                                                      Financial                  Tax
                                                      Reporting               Reporting
                                                      Purposes                Purposes          Differences
                                                   -------------           -------------       -------------

Investments in Local Limited Partnerships          $  19,295,444           $  16,515,431       $   2,780,013
                                                   =============           =============       ==============
Other assets                                       $   1,503,780           $   6,441,807       $  (4,938,027)
                                                   =============           =============       ==============
Liabilities                                        $     551,147           $     516,164       $      34,983
                                                   =============           =============       ==============

The differences in assets and liabilities of the Fund for financial reporting purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $2,647,000 greater than for financial reporting purposes; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $38,000; and (iii) organizational and offering costs of approximately $4,664,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.