Form 10QSB
period 2001-06-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2001-08-14
CIK 911568

August 14  , 2001




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re: Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended June 30, 2001
       File Number 0-26522



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

For the quarterly period ended                        June 30, 2001
                                       ----------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                       to
                               ----------------------    -----------------------

                         Commission file number 0-26522

         Boston Financial Tax Credit Fund VIII, A Limited Partnership
            (Exact name of registrant as specified in its charter)



                   Massachusetts                            04-3205879
-------------------------------------------------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                     02110-1106
---------------------------------------------   -------------------------------
  (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code          (617) 439-3911
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

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                      Page No.
------------------------------                                      --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2001                       1

         Statements of Operations (Unaudited) - For the Three
            Months Ended June 30, 2001 and 2000                          2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Three Months Ended June 30, 2001       3

         Statements of Cash Flows (Unaudited) - For the Three
            Months Ended June 30, 2001 and 2000                          4

         Notes to the Financial Statements (Unaudited)                   5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             6

PART II - OTHER INFORMATION

Items 1-6                                                                8

SIGNATURE                                                                9

                         BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                                  BALANCE SHEET
                                  June 30, 2001
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                 $      144,062
Marketable securities, at fair value                                                           1,106,364
Investments in Local Limited Partnerships (Note 1)                                            18,750,544
Other assets                                                                                      16,770
                                                                                          ---------------
     Total Assets                                                                         $   20,017,740
                                                                                          ==============



Liabilities and Partners' Equity

Accounts payable to affiliate                                                             $      518,179
Accrued expenses                                                                                  36,658
                                                                                          ---------------
     Total Liabilities                                                                           554,837
                                                                                          --------------

General, Initial and Investor Limited Partners' Equity                                        19,444,920
Net unrealized gains on marketable securities                                                     17,983
                                                                                          --------------
     Total Partners' Equity                                                                   19,462,903
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $   20,017,740
                                                                                          ==============

The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)



                                                                                    2001                2000
                                                                                -------------      -------------
Revenue:
   Investment                                                                   $      21,702      $      23,768
   Other                                                                                  550                785
                                                                                -------------      -------------
     Total Revenue                                                                     22,252             24,553
                                                                                -------------      -------------

Expenses:
   Asset management fees, related party                                                54,446             52,679
   General and administrative (includes reimbursements
     to an affiliate in the amounts of $14,165 and
     $27,367 in 2001 and 2000, respectively)                                           33,229             41,797
   Provision for valuation of investments
     in Local Limited Partnerships                                                    242,851                  -
   Amortization                                                                         7,486              7,486
                                                                                -------------      -------------
     Total Expenses                                                                   338,012            101,962
                                                                                -------------      -------------

Loss before equity in losses
   of Local Limited Partnerships                                                     (315,760)           (77,409)

Equity in losses of Local Limited Partnerships (Note 1)                              (464,692)          (474,664)
                                                                                -------------      -------------

Net Loss                                                                        $    (780,452)     $    (552,073)
                                                                                =============      =============

Net Loss allocated:
   General Partners                                                             $      (7,804)     $      (5,521)
   Limited Partners                                                                  (772,648)          (546,552)
                                                                                -------------      -------------
                                                                                $    (780,452)     $    (552,073)
                                                                                =============      =============
Net Loss per Limited Partnership Unit
   (36,497 Units)                                                               $      (21.17)     $      (14.98)
                                                                                =============      ==============


The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2001
                                   (Unaudited)




                                                    Initial          Investor           Net
                                      General       Limited           Limited       Unrealized
                                       Partner      Partner          Partners          Gains            Total
                                    -----------    ---------      --------------    -----------    -------------

Balance at March 31, 2001           $  (114,094)   $     100      $   20,339,366    $    22,705    $  20,248,077
                                    -----------    ---------      --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                       -            -                   -         (4,722)          (4,722)
   Net Loss                              (7,804)           -            (772,648)             -         (780,452)
                                    -----------    ---------      --------------    -----------    -------------
Comprehensive Loss                       (7,804)           -            (772,648)        (4,722)        (785,174)
                                    -----------    ---------      --------------    -----------    -------------

Balance at June 30, 2001            $  (121,898)   $     100      $   19,566,718    $    17,983    $  19,462,903
                                    ===========    =========      ==============    ===========    =============



The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                                                    2001              2000
                                                                                -------------    -------------

Net cash provided by (used for) operating activities                            $     (63,465)   $       5,421

Net cash provided by (used for) investing activities                                  126,949          (23,641)
                                                                                -------------    -------------

Net increase (decrease) in cash and cash equivalents                                   63,484          (18,220)

Cash and cash equivalents, beginning                                                   80,578          188,645
                                                                                -------------    -------------

Cash and cash equivalents, ending                                               $     144,062    $     170,425
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

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form10-KSB for the year ended March 31, 2001. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships of which the Fund has a limited on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2001 and 2000.

1.   Investments in Local Limited Partnerships

The Fund uses the equity method to account for its limited partner interests in ten Local Limited Partnerships which own and operate multi-family housing complexes. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the partnership agreements.

The following is a summary of investments in Local Limited Partnerships at June 30, 2001:

Capital contributions and advances paid to Local
   Limited Partnerships                                                                      $  29,685,621

Cumulative equity in losses of Local
   Limited Partnerships                                                                        (10,812,253)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                (571,812)
                                                                                             -------------
Investments in Local Limited Partnerships
   before adjustments                                                                           18,301,556

Excess of investment costs over the underlying net assets acquired:

     Acquisition fees and expenses                                                               1,048,010

     Accumulated amortization of acquisition
       fees and expenses                                                                          (178,260)
                                                                                             -------------

Investments in Local Limited Partnerships prior to
   reserve for valuation                                                                        19,171,306

Reserve for valuation of investments in Local Limited
   Partnerships                                                                                   (420,762)
                                                                                             -------------

Investments in Local Limited Partnerships                                                    $  18,750,544
                                                                                             =============

The Fund has provided a reserve for valuation for its investments in certain Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of these investments.

The Fund's share of net losses of the Local Limited Partnerships for the three months ended June 30, 2001 is $464,692.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Fund believes the forward-looking statements are based on reasonable assumptions, the Fund can give no assurance that its expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Liquidity and Capital Resources

At June 30, 2001, the Fund had cash and cash equivalents of $144,062, as compared to $80,578 at March 31, 2001. This increase is primarily attributable to proceeds from sales of marketable securities and cash distributions received from Local Limited Partnerships. This increase is partially offset by advances paid to Local Limited Partnerships to fund property operations.

At June 30, 2001, approximately $712,000 of cash, cash equivalents and marketable securities has been designated as Reserves. The Reserves are established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the General Partner of the Local Limited Partnerships deems funding appropriate.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2001, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2001, the Fund advanced approximately $421,000 to Local Limited Partnerships to fund operating deficits.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2001.

Results of Operations

For the three months ended June 30, 2001, the Fund's operations resulted in a net loss of $780,452, as compared to $552,073 for the three months ended June 30, 2000. The increase in net loss is primarily attributable to an increase in provision for valuation of investments in Local Limited Partnerships. The increase in the Fund's net loss is partially offset be a decrease in equity in losses of Local Limited Partnerships. The decrease to equity in losses of Local Limited Partnerships for the three months ended June 30, 2001, as compared to the same period in 2000, is primarily attributable to an increase in rental and other income for certain Local Limited Partnerships.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

The Fund's investment portfolio consists of limited partnership interests in 10 Local Limited Partnerships, each of which own and operate a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expenses loans, subordinated loans or operating escrows. However, some properties have persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure or iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Fund's business, may desire to dispose certain Local Limited Partnerships. The following Property discussion focuses only on such Properties.

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

Further, Live Oaks Plantation is undergoing an audit by the Internal Revenue Service ("IRS"). The audit focus's on the tax treatment of certain items, such as land improvements, impact fees, utility fees and developer fees. We believe that the IRS wants to allocate some, or all, of these costs to land rather than to the buildings. Since land cannot be included in eligible basis and is not depreciable, tax credits and losses may be at risk. As a result of the IRS audit, negotiations to replace the Local General Partner have been delayed.

The Fund has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are analyzed by real estate experts to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If a significant impairment in carrying value exits, a provision to write down the asset to fair value will be recorded in the Fund's financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14  , 2001     BOSTON FINANCIAL TAX CREDIT FUND VIII,
                              A LIMITED PARTNERSHIP


                              By:   Arch Street VIII Limited Partnership,
                                    its General Partner



                              /s/Jenny Netzer
                              ------------------------------------
                              Jenny Netzer
                              Principal, Head of Housing and
                              Community Investment