Form 10QSB
period 2001-09-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2001-11-13
CIK 911568

November 14, 2001




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re: Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended September 30, 2001 File Number 0-26522


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

For the quarterly period ended         September 30, 2001
                              -------------------------------------------------

                                              OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from                    to
                               -------------------      ------------------

                         Commission file number 0-26522
                                                 -------
    Boston  Financial Tax Credit Fund VIII, A Limited Partnership
    -----------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


   Massachusetts                                        04-3205879
------------------------------------        ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


   101 Arch Street, Boston, Massachusetts              02110-1106
---------------------------------------------        --------------------------
  (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code     (617) 439-3911
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

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2001                                          1

         Statements of Operations (Unaudited) - For the Three and Six
            Months Ended September 30, 2001 and 2000                                             2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Six Months Ended September 30, 2001                                          3

         Statements of Cash Flows (Unaudited) - For the Six
            Months Ended September 30, 2001 and 2000                                             4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     6

PART II - OTHER INFORMATION

Items 1-6                                                                                        8

SIGNATURE                                                                                        9


                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)


                                  BALANCE SHEET
                               September 30, 2001
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                        $     124,984
Investments in Local Limited Partnerships, net (Note 1)                                             17,975,188
Marketable securities, at fair value                                                                   898,109
Other assets                                                                                             9,319
                                                                                                 -------------
   Total Assets                                                                                  $  19,007,600
                                                                                                 =============

Liabilities and Partners' Equity

Accounts payable to affiliate                                                                    $     580,867
Accrued expenses                                                                                        28,450
                                                                                                 -------------
   Total Liabilities                                                                                   609,317
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                              18,368,473
Net unrealized gains on marketable securities                                                           29,810
                                                                                                 -------------
Partners' Equity                                                                                    18,398,283
                                                                                                 --------------
   Total Liabilities and Partners' Equity                                                        $  19,007,600
                                                                                                 =============

                 The accompanying notes are an integral part of
                          these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                             Three Months Ended                          Six Months Ended
                                      September 30,        September 30,          September 30,      September 30,
                                          2001                 2000                   2001               2000
                                      -------------        -------------         --------------    ---------------
Revenue:
   Investment                         $      15,689        $      25,662         $       37,391    $        49,430
   Other                                        300                  195                    850                980
                                      -------------        -------------         --------------    ---------------
       Total Revenue                         15,989               25,857                 38,241             50,410
                                      -------------        -------------         --------------    ---------------

Expenses:
   Asset management fees, affiliate          54,446               52,679                108,892            105,358
   General and administrative
     expenses (includes
     reimbursements to affiliates
     in the amounts of $22,408
     and $36,901 in 2001 and
     2000, respectively)                     22,383               39,855                 55,612             81,652
   Amortization                               7,486                7,486                 14,972             14,972
   Provision for valuation of
     investment in Local Limited
      Partnership                           240,252                    -                483,103                  -
                                      -------------        -------------         --------------    ---------------
       Total Expenses                       324,567              100,020                662,579            201,982
                                      -------------        -------------         --------------    ---------------

Loss before equity in losses
   of Local Limited Partnerships           (308,578)             (74,163)              (624,338)          (151,572)

Equity in losses of Local
   Limited Partnerships (Note 1)           (767,869)            (477,316)            (1,232,561)          (951,980)
                                      -------------        -------------         --------------    ---------------

Net Loss                              $  (1,076,447)       $    (551,479)        $   (1,856,899)   $    (1,103,552)
                                      =============        =============         ==============        ===========

Net Loss allocated
   To General Partner                 $     (10,765)       $      (5,515)        $      (18,569)   $       (11,036)
   To Limited Partners                   (1,065,682)            (545,964)            (1,838,330)        (1,092,516)
                                      -------------        -------------         --------------    ---------------
                                      $  (1,076,447)       $    (551,479)        $   (1,856,899)   $     1,103,552
                                      =============        =============         ==============    ===============

Net Loss per Limited
Partnership Unit (36,497 Units)       $      (29.20)       $      (14.95)        $       (50.37)   $        (29.93)
                                      =============        =============         ==============    ===============


                 The accompanying notes are an integral part of
                          these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2001
                                   (Unaudited)



                                                    Initial          Investor           Net
                                     General        Limited           Limited       Unrealized
                                      Partner       Partner          Partners          Gains           Total
                                    -----------    ---------      --------------    -----------    ------------

Balance at March 31, 2001           $  (114,094)   $     100      $   20,339,366    $    22,705    $  20,248,077
                                    -----------    ---------      --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                       -            -                   -          7,105            7,105
     Net Loss                           (18,569)           -          (1,838,330)             -       (1,856,899)
                                    -----------    ---------      --------------    -----------    -------------
Comprehensive Income (Loss)             (18,569)           -          (1,838,330)         7,105       (1,849,794)
                                    -----------    ---------      --------------    -----------    -------------

Balance at September 30, 2001       $  (132,663)   $     100      $   18,501,036    $    29,810    $  18,398,283
                                    ===========    =========      ==============    ===========    =============


                 The accompanying notes are an integral part of
                          these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                  2001              2000
                                                                                -------------    -------------

Net cash provided by (used for) operating activities                            $     (63,026)   $      10,077

Net cash provided by (used for) investing activities                                  107,432          (47,014)
                                                                                -------------    -------------
Net increase (decrease) in cash and cash equivalents                                   44,406          (36,937)
Cash and cash equivalents, beginning of period                                         80,578          188,645
                                                                                -------------    -------------
Cash and cash equivalents, end of period                                        $     124,984    $     151,708
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

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2001 and 2000.

1.   Investments in Local Limited Partnerships

The Fund uses the equity method to account for its limited partner interests in ten Local Limited Partnerships which own and operate multi-family housing complexes. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the partnership agreements.

The following is a summary of investments in Local Limited Partnerships at September 30, 2001:

Capital contributions and advances paid to Local
   Limited Partnerships                                                                      $  29,925,873

Cumulative equity in losses of Local
   Limited Partnerships                                                                        (11,580,122)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                (571,812)
                                                                                             -------------

Investments in Local Limited Partnerships
   before adjustments                                                                           17,773,939

Excess of investment costs over the underlying net assets acquired:

     Acquisition fees and expenses                                                               1,048,010

     Accumulated amortization of acquisition
       fees and expenses                                                                          (185,747)
                                                                                             -------------

Investments in Local Limited Partnerships prior to
   reserve for valuation                                                                        18,636,202

Reserve for valuation of investments in Local Limited
   Partnerships                                                                                   (661,014)
                                                                                             -------------

Investments in Local Limited Partnerships                                                    $  17,975,188
                                                                                             =============

The Fund has provided a reserve for valuation for its investments in certain Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of these investments.

For the six months ended September 20, 2001, the Fund advanced $483,103 to certain Local Limited Partnerships to fund operating shortfalls, all of which was reserved.

The Fund's share of net losses of the Local Limited Partnerships for the six months ended September 30, 2001 is $1,232,561.

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

Liquidity and Capital Resources

At September 30, 2001, the Fund had cash and cash equivalents of $124,984, as compared to $80,578 at March 30, 2001. This increase is primarily attributable to proceeds from sales of marketable securities and cash distributions received from Local Limited Partnerships. This increase is partially offset by advances paid to Local Limited Partnerships to fund property operations.

At September 30, 2001, approximately $423,000 of cash, cash equivalents and marketable securities has been designated as Reserves. The Reserves are established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the General Partner of the Local Limited Partnerships deems funding appropriate.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2001, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2001, the Fund advanced approximately $661,000 to Local Limited Partnerships to fund operating deficits.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2001.

Results of Operations

Three Month Period

For the three months ended September 30, 2001, the Fund's operations resulted in a net loss of $1,076,447, as compared to $551,479 for the three months ended September 30, 2000. The increase in net loss is primarily attributable to an increase in provision for valuation of investments in Local Limited Partnerships and an increase in equity in losses of Local Limited Partnerships. The increase to equity in losses of Local Limited Partnerships for the three months ended September 30, 2001 is primarily attributable to an increase in operating expenses for certain Local Limited Partnerships.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)
--------------------------------

Six Month Period

For the six months ended September 30, 2001, the Fund's operations resulted in a net loss of $1,856,899, as compared to $1,103,552 for the six months ended September 30, 2000. The increase in net loss is primarily attributable to an increase in provision for valuation of investments in Local Limited Partnerships and an increase in equity in losses of Local Limited Partnerships. The increase to equity in losses of Local Limited Partnerships for the six months ended September 30, 2001 is primarily attributable to an increase in operating expenses for certain Local Limited Partnerships.

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

Live Oaks Plantation, located in West Palm Beach, Florida, has historically generated operating deficits due to difficulty in attracting and maintaining quality tenants. In addition, the Property's curb appeal has diminished due to the deferral of certain maintenance and repair projects. During October 2000, the Local General Partner indicated a desire to transfer its interest in the Local Limited Partnership to a replacement Local General Partner. The Managing General Partner believes that it would be in the best interests of the Property to replace the Local General Partner. Accordingly, the Managing General Partner has been working with the Local General Partner to identify an acceptable replacement. In conjunction with the potential transfer, the Local General Partner agreed to replace his affiliated on-site management company, and in February 2001, a new on-site management company began managing Property operations. The new management company has taken steps to improve property operations. It is possible that the Fund may advance a material amount of Reserves to the Local Limited Partnership to fund capital improvements and deferred maintenance expenses.

Further, Live Oaks Plantation is undergoing an audit by the Internal Revenue Service ("IRS"). The audit's focus is on the tax treatment of certain items, such as land improvements, impact fees, utility fees and developer fees. The Managing General Partner believe that the IRS wants to allocate some, or all, of these costs to land rather than to the buildings. Since land cannot be included in eligible basis and is not depreciable, tax credits and losses may be at risk. As a result of the IRS audit, negotiations to replace the Local General Partner have been delayed.

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

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 14, 2001       BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                A LIMITED PARTNERSHIP


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