Form 10QSB
period 2001-12-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2002-02-13
CIK 911568

February 14, 2002




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re: Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended December 31, 2001 File Number 0-26522


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

For the quarterly period ended              December 31, 2001
                              -------------------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                  to
                               ---------------     ---------------------------

                         Commission file number 0-26522
                                                ---------
          Boston Financial Tax Credit Fund VIII, A Limited Partnership
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   Massachusetts                                   04-3205879
-------------------------------------     -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


 101 Arch Street, Boston, Massachusetts           02110-1106
-------------------------------------------      ------------------------------
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
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

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2001                                           1

         Statements of Operations (Unaudited) - For the Three and Nine
            Months Ended December 31, 2001 and 2001                                              2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Nine Months Ended December 31, 2001                                          3

         Statements of Cash Flows (Unaudited) - For the Nine
            Months Ended December 31, 2001 and 2001                                              4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                  6

PART II - OTHER INFORMATION

Items 1-6                                                                                        8

SIGNATURE                                                                                        9


                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                                  BALANCE SHEET
                                December 31, 2001
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                        $      86,809
Investments in Local Limited Partnerships, net (Note 1)                                             17,584,564
Marketable securities, at fair value                                                                   770,112
Other assets                                                                                            11,122
                                                                                                 -------------
   Total Assets                                                                                  $  18,452,607
                                                                                                 =============


Liabilities and Partners' Equity

Accounts payable to affiliate                                                                    $     604,899

Accrued expenses                                                                                        30,353
                                                                                                 -------------

   Total Liabilities                                                                                   635,252
                                                                                                 --------------

General, Initial and Investor Limited Partners' Equity                                              17,793,929
Net unrealized gains on marketable securities                                                           23,426
                                                                                                 -------------
Total Partners' Equity                                                                              17,817,355
                                                                                                 --------------
   Total Liabilities and Partners' Equity                                                        $  18,452,607
                                                                                                 =============



              The accompanying notes are an integral part of these
                             financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                             Three Months Ended                          Nine Months Ended
                                      December 31,         December 31,           December 31,       December 31,
                                          2001                 2000                   2001               2000
                                      -------------        -------------         --------------    ---------------

Revenue:
   Investment                         $      13,853        $      25,266         $       51,244    $        74,696
   Other                                        100                   50                    950              1,030
                                      -------------        -------------         --------------    ---------------
     Total Revenue                           13,953               25,316                 52,194             75,726
                                      -------------        -------------         --------------    ---------------

Expenses:
   Asset management fees, affiliate          54,446               52,679                163,338            158,037
   General and administrative
     expenses (includes
     reimbursements to affiliates
     in the amounts of $30,244
     and $18,957 in 2001 and
     2000, respectively)                     48,059              (26,186)               103,671             55,466
   Provision for valuation
     of Investment in Local
      Limited Partnerships                  231,368                8,884                714,471              8,884
   Amortization                               7,486                7,486                 22,458             22,458
                                      -------------        -------------         --------------    ---------------
       Total Expenses                       341,359               42,863              1,003,938            244,845
                                      -------------        -------------         --------------    ---------------

Loss before equity in losses
   of Local Limited Partnerships           (327,406)             (17,547)              (951,744)          (169,119)

Equity in losses of Local
   Limited Partnerships (Note 1)           (247,138)            (536,791)            (1,479,699)        (1,488,771)
                                      -------------        -------------         --------------    ---------------

Net Loss                              $    (574,544)       $    (554,338)        $   (2,431,443)   $    (1,657,890)
                                      =============        =============         ==============    ===============

Net Loss allocated:
   To General Partners                $      (5,745)       $      (5,543)        $      (24,314)   $       (16,579)
   To Limited Partners                     (568,799)            (548,795)            (2,407,129)        (1,641,311)
                                      -------------        -------------         --------------    ---------------
                                      $    (574,544)       $    (554,338)        $   (2,431,443)   $    (1,657,890)
                                      =============        =============         ==============    ===============
Net Loss per Limited
   Partnership Unit (36,497 Units)    $      (15.58)       $      (15.04)        $       (65.95)   $        (44.97)
                                      =============        =============         ==============    ===============


              The accompanying notes are an integral part of these
                             financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2001
                                   (Unaudited)

                                                    Initial          Investor           Net
                                     General        Limited           Limited       Unrealized
                                      Partner       Partner          Partners          Gains           Total
                                    -----------    ---------      --------------    -----------    ------------

Balance at March 31, 2001           $  (114,094)   $     100      $   20,339,366    $    22,705    $  20,248,077
                                    -----------    ---------      --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                       -            -                   -            721              721
   Net Loss                             (24,314)           -          (2,407,129)             -       (2,431,443)
                                    -----------    ---------      --------------    -----------    -------------
Comprehensive Income (Loss)             (24,314)           -          (2,407,129)           721       (2,430,722)
                                    -----------    ---------      --------------    -----------    -------------

Balance at December 31, 2001        $  (138,408)   $     100      $   17,932,237    $    23,426    $  17,817,355
                                    ===========    =========      ==============    ===========    =============



              The accompanying notes are an integral part of these
                             financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                                    2001              2000
                                                                                -------------    -------------

Net cash used for operating activities                                          $    (128,628)   $    (150,771)
                                                                                -------------    -------------

Net cash provided by investing activities                                             134,859           87,369
                                                                                -------------    -------------

Net increase (decrease) in cash and cash equivalents                                    6,231          (63,402)

Cash and cash equivalents, beginning of period                                         80,578          188,645
                                                                                -------------    -------------

Cash and cash equivalents, end of period                                        $      86,809    $     125,243
                                                                                =============    =============



              The accompanying notes are an integral part of these
                             financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                        Notes to the Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form10-KSB for the year ended March 31, 2001. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2001 and 2000.

1.   Investments in Local Limited Partnerships

The Fund uses the equity method to account for its limited partner interests in ten Local Limited Partnerships which own and operate multi-family housing complexes. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the partnership agreements.

The following is a summary of investments in Local Limited Partnerships at December 31, 2001:

Capital contributions and advances paid to Local Limited Partnerships                        $   30,157,241

Cumulative equity in losses of Local Limited Partnerships                                       (11,827,260)

Cumulative cash distributions received from Local Limited Partnerships                             (707,812)
                                                                                             --------------

Investments in Local Limited Partnerships before adjustments                                     17,622,169

Excess of investment costs over the underlying net assets acquired:

     Acquisition fees and expenses                                                                1,048,010

     Accumulated amortization of acquisition fees and expenses                                     (193,233)
                                                                                             --------------

Investments in Local Limited Partnerships prior to reserve for valuation                         18,476,946

Reserve for valuation of investments in Local Limited Partnerships                                 (892,382)
                                                                                             --------------

Investments in Local Limited Partnerships                                                    $   17,584,564
                                                                                             ===============


The Fund has provided a reserve for valuation for its investments in certain Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of these investments.

For the nine months ended December 20, 2001, the Fund advanced $723,355 to certain Local Limited Partnerships to fund operating shortfalls, all of which was reserved. In addition the Fund received $8,884 from one Local Limited Partnership as a repayment of previous advances.

The Fund's share of net losses of the Local Limited Partnerships for the nine months ended December 31, 2001 is $1,479,699.

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

Liquidity and Capital Resources

At December 31, 2001, the Fund had cash and cash equivalents of $86,809, as compared to $80,578 at March 31, 2001. This increase is primarily attributable to proceeds from sales of marketable securities and cash distributions received from Local Limited Partnerships. This increase is partially offset by advances paid to Local Limited Partnerships to fund Property operations.

At December 31, 2001, approximately $857,000 of cash, cash equivalents and marketable securities has been designated as Reserves. The Reserves are established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2001, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2001, the Fund advanced approximately $892,000 to one Local Limited Partnership to fund operating deficits.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2001.

Results of Operations

Three Month Period

For the three months ended December 31, 2001, the Fund's operations resulted in a net loss of $574,544, as compared to $554,338 for the three months ended December 31, 2000. The increase in net loss is primarily attributable to an increase in provision for valuation of investments in Local Limited Partnerships, partially offset by a decrease in equity in losses of Local Limited Partnerships.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)
--------------------------------

Nine Month Period

For the nine months ended December 31, 2001, the Fund's operations resulted in a net loss of $2,431,443, as compared to $1,657,890 for the nine months ended December 31, 2000. The increase in net loss is primarily attributable to an increase in provision for valuation of investments in Local Limited Partnerships as a result of advances made to one of the Local Limited Partnerships which had been experiencing operating difficulties.

Property Discussions

The Fund's investment portfolio consists of limited partnership interests in 10 Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expenses loans, subordinated loans or operating escrows. However, some properties have persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure or iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Fund's business, may desire to dispose of certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

Live Oaks Plantation, located in West Palm Beach, Florida, has historically generated operating deficits due to difficulty in attracting and maintaining quality tenants. In addition, the Property's curb appeal has diminished due to the deferral of certain maintenance and repair projects. During the fourth quarter of 2000, the Local General Partner indicated a desire to transfer its interest in the Local Limited Partnership to a replacement Local General Partner. The Managing General Partner believes that it would be in the best interests of the Property to replace the Local General Partner. Accordingly, the Managing General Partner has been working with the Local General Partner to identify an acceptable replacement. In conjunction with the potential transfer, the Local General Partner agreed to replace his affiliated on-site management company, and in February 2001, a new on-site management company began managing Property operations. The new management company has improved Property operations and occupancy. The Fund has advanced a significant amount of Reserves to the Local Limited Partnership to fund capital improvements and deferred maintenance expenses.

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

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2002          BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                   A LIMITED PARTNERSHIP


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