Form 10KSB
period 2002-03-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2002-06-28
CIK 911568

June 29, 2002




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Boston Financial Tax Credit Fund VIII, A Limited Partnership Form 10-KSB Annual Report for the Year Ended March 31, 2002 File Number 0-26522

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

For the fiscal year ended       March 31, 2002

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

                        $28,801,000 as of March 31, 2002

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

     "Estimated Use of Proceeds"                                        Part III, Item 12

     "Management Compensation and Fees"                                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
        Credits and Cash Distributions"                                 Part III, Item 12






          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2002


                                TABLE OF CONTENTS


                                                                    Page No.

PART I

     Item 1       Business                                            K-3
     Item 2       Properties                                          K-5
     Item 3       Legal Proceedings                                   K-8
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                    K-8

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                     K-9
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       K-9
     Item 7       Financial Statements and Supplementary Data         K-12
     Item 8       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure              K-12

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                   K-12
     Item 10      Management Remuneration                             K-13
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                               K-13
     Item 12      Certain Relationships and Related Transactions      K-13

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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Fund or its General Partner. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2002, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions in Local Limited Partnerships: (i) Green Wood Apartments, A Limited Partnership and Springwood Apartments, A Limited Partnership, representing 21.71%, have Flournoy Development Company as Local General Partner; (ii) Pike Place, A Limited Partnership and West End Place, A Limited Partnership, representing 12.90%, have Lindsey Management Company as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports which are herein incorporated by reference.

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

                                                     Capital Contributions     Mtge. loans            Occupancy
Local Limited Partnership            Number    Total Committed   Paid Through  payable at                at
Property Name                          of       at March 31,      March 31,    December 31, Type of    March 31,
Property Location                   Apt. Units      2002           2002           2001      Subsidy*       2002
----------------------------------  --------------------------------------------------------------------------------


Green Wood Apartments,
   a Limited Partnership
Green Wood Apartments
Gallatin, TN                         164       $3,825,916        $3,825,916     $5,013,132     None         73%

Webster Court Apartments
   a Limited Partnership
Webster Court Apartments
Kent, WA                              92        2,318,078         2,318,078      2,779,479     None         99%
Springwood Apartments
   a Limited Partnership (1)
Springwood Apartments
Tallahassee, FL                      113        2,499,202         2,499,202      3,763,142     None         99%

Meadow Wood Associates
   of Pella, a Limited Partnership
Meadow Wood of Pella
Pella, IA                             30          893,808           893,808      1,035,184
Section 8                            90%

RMH Associates, a Limited
   Partnership (1)
Hemlock Ridge
Livingston Manor, NY                 100        1,697,298         1,697,298      1,889,327
Section 8                            97%

Pike Place, a Limited
   Partnership (1)
Pike Place
Fort Smith, AR                       144        1,915,328         1,915,328      3,179,066     None         100%




                                                            Capital Contributions     Mtge. Loans                  Occupancy
Local Limited Partnership               Number      Total Committed   Paid Through    payable at                       At
Property Name                               of         at March 31,      March 31,   December 31,    Type of         March 31,
Property Location                      Apt. Units        2002              2002         2001        Subsidy*            2002
----------------------------------    -----------------------------------------------------------------------    ---------------

West End Place, a Limited
   Partnership (1)
West End Place
Springdale, AR                          120         1,843,010         1,843,010      2,805,225        None               100%

Oak Knoll Renaissance, a
   Limited Partnership
Oak Knoll Renaissance
Gary, IN                                256         4,922,412         4,922,412      5,014,794
Section 8                               98%

Beaverdam Creek Associates,
   a Limited Partnership (2)
Beaverdam Creek
Mechanicsville, VA                      120         3,629,140         3,629,140      3,225,549        None                97%

Schickedanz Brothers Palm
   Beach Limited
Live Oaks Plantation
West Palm Beach, FL                     218         5,587,953        5,587,953      6,194,635        None                93%
                                      _____       ___________      ___________    ___________
                                      1,357       $29,132,145      $29,132,145    $34,899,533


(1) Boston Financial Tax Credits Fund VIII has a 79.20% interest in Springwood Apartments, L.P., a 77% interest in RMH Associates, L.P., and a 90% interest in Pike Place, L.P. and West End Place, L.P. The mortgage payable balance represent 100% of the outstanding balances.

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

Four Local Limited Partnerships invested in by the Fund each represent more than 10% of the total capital contributions made to Local Limited Partnerships by the Fund. These Local Limited Partnerships are as follows: (i) Green Wood Apartments Limited Partnership, with Flournoy Development Company as Local General Partner;
(ii) Oak Knoll Renaissance Limited Partnership, with Ronald M. Gatton Redevelopment Services as Local General Partner; (iii) Beaverdam Creek Associates Limited Partnership, with Castle Development Corporation as Local General Partner; and (iv) Schickedanz Brothers Palm Beach Limited Partnership, which owns Live Oaks Plantation and has Schickedanz Enterprise as its Local General Partner.

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

The second loan agreement is a Home loan with the Florida Housing Finance Agency, with a principal amount not to exceed $1,531,000. Interest on the unpaid principal balance shall be due at the Applicable Federal Rate ("AFR") for long term obligations as of the commencement date of the loan. Interest shall be payable at 3% per annum commencing on June 30, 1995. Deferred interest is compounded annually and is due together with the principal balance on February 28, 2025. As of December 31, 2001, total funds in the amount of $1,416,000 have been drawn on the loan.

The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

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

As of April 4, 2002, there were 1,203 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. For the years ended March 31, 2002 and 2001, no cash distributions were made.

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

Accounting Polices

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Fund accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Fund does not have control of the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund 's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Fund investments where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "Other Revenue" in the accompanying financial statements.

Liquidity and capital resources

At March 31, 2002, the Fund had cash and cash equivalents of $57,570, as compared to $80,578 at March 31, 2001. This decrease is primarily attributable to advances paid to Local Limited Partnerships to fund property operations and cash used for fund operating activities. This decrease is partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2002, approximately $611,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $29,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2002, the Fund has advanced approximately $1,135,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $63,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2002, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made to Limited Partners during the two years ended March 31, 2002. It is expected that cash available for distribution, if any, will not be significant in fiscal year 2003. As funds from temporary investments are paid to Local Limited Partnerships, interest earnings on those funds decrease. In addition, some of the properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

2002 versus 2001

For the year ended March 31, 2002, the Fund's operations resulted in a net loss of $3,638,739, as compared to $2,070,359 for the year ended March 31, 2001. The increase in net loss is primarily attributable to an increase in the provision for investment in Local Limited Partnerships and an increase in equity in losses of Local Limited Partnerships. The increase in the provision for valuation of advances to Local Limited Partnerships is a result of advances made to one of the Local Limited Partnerships which has been experiencing operating difficulties. The increase to equity in losses of Local Limited Partnerships for the year ended March 31, 2002, as compared to the same period in 2001, is primarily attributable to a decrease in rental and other income for certain Local Limited Partnerships.

Low-income housing tax credits

The 2001 and 2000 tax credits were $142.09 and $141.97 per Unit, respectively. The Tax Credits per Limited Partner Unit stabilized in 1997 at approximately $142 per unit, as Properties reached completion and became fully leased. Since the Tax Credits have stabilized, the annual amount allocated to investors is expected to remain the same for about seven years. In years eight through ten, the credits are expected to decrease as Properties reach the end of the ten year credit period. However, because the compliance periods extend significantly beyond the tax credit periods, the Fund is expected to retain most of its interests in the Local Limited Partnerships for the foreseeable future.

Property discussions

The Fund's investment portfolio consists of limited partnership interests in ten Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expenses loans, subordinated loans or operating escrows. However, some properties have persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure or iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Fund's business, may desire to dispose of certain Local Limited Partnerships. The following Property discussion focuses only on such Properties.

Live Oaks Plantation, located in West Palm Beach, Florida, has historically generated operating deficits due to difficulty in attracting and maintaining quality tenants. In addition, the Property's curb appeal has diminished due to the deferral of certain maintenance and repair projects. During the fourth quarter of 2000, the Local General Partner indicated a desire to transfer its interest in the Local Limited Partnership to a replacement Local General Partner. The Managing General Partner believes that it would be in the best interests of the Property to replace the Local General Partner. Accordingly, the Managing General Partner has been working with the Local General Partner to identify an acceptable replacement. In conjunction with the potential transfer, the Local General Partner agreed to replace his affiliated on-site management company, and in February 2001, a new on-site management company began managing Property operations. The new management company has improved property operations and occupancy. The Fund has advanced a significant amount of Reserves to the Local Limited Partnership to fund capital improvements and deferred maintenance expenses. As a result of the change in site management and the capital improvements made to the Property, the Property's operations have improved significantly.

Live Oaks Plantation is undergoing an audit by the Internal Revenue Service ("IRS"). The audit's focus is on the tax treatment of certain items, such as land improvements, impact fees, utility expenses and developer fees. In April 2002, the Florida office of the IRS issued their report indicating an eligible basis reduction of approximately $1,000,000, which would reduce the amount of tax credits and losses generated by the Property. The Managing General Partner believes that this is an aggressive stance taken by the Florida office of the IRS given a recent memorandum issued by the Washington D.C. office of the IRS that explicitly allowed the inclusion of impact fees in determining total eligible basis. Impact fees represent approximately $470,000 of the reduction. We anticipate that the Local General Partner will file an appeal of the IRS's decision. As a result of the IRS audit, negotiations to replace the Local General Partner have been delayed.

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

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2002 and 2001.

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

Jenny Netzer, age 46, Principal, Head of Housing and Community Investment Group
- Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 45, Principal, Member, Legal - Mr. Gladstone is responsible for legal work in the areas of affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D.
& MBA).

Lauren M. Guillette, age 37, Principal, Member, Legal - Ms. Guillette is responsible for legal work in the areas of affordable and conventional housing and investment products and services. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1996 as the firm's Assistant General Counsel. Prior to joining Boston Financial, Ms. Guillette was associated with the law firm of Peabody & Brown where she practiced real estate syndication and securities law. Ms. Guillette is a graduate of McGill University (BA) and Suffolk University (J.D.).

Item 10.  Management Remuneration

Neither the partners of Arch Street VIII Limited Partnership nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2002, the following entities are the only entities known to the Fund to be the beneficial owners of more than 5% of the Units outstanding:

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

The equity securities registered by the Fund under Section 12(g) of the Act consist of 200,000 Units, 36,497 of which have been sold to the public as of March 31, 2002. Holders of Units are permitted to vote on matters affecting the Fund only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Fund.

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

Item 12.  Certain Relationships and Related Transactions

The Fund is required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates (including Lend Lease) in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates (including Lend Lease) in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partner is entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partner will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the years ended March 31, 2002 and 2001 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

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

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Fund was required to pay certain fees to and reimburse expenses of the General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $4,664,369 have been charged directly to Limited Partners' equity. In connection therewith, $2,828,918 of selling expenses and $1,835,451 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the General Partner. The Fund may be required to pay a non-accountable expense allowance for marketing expense equal to a maximum of 1% of Gross Proceeds. The Fund has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partner. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. There were no organizational fees and expenses paid for the two years ended March 31, 2002.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund was required to pay acquisition fees to and reimburse acquisition expenses of the General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 6% of the Gross Proceeds. Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of the Gross Proceeds. Acquisition fees totaling $2,189,820 for the closing of the Fund's Local Limited Partnership Investments were paid to an affiliate of the General Partner. Acquisition expenses totaling $335,196 were reimbursed to an affiliate of the General Partner. There were no acquisition fees and expenses paid for the two years ended March 31, 2002.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the General Partner receives a base amount of 0.6063% (as adjusted by the CPI factor) of Gross Proceeds annually as an Asset Management Fee for administering the affairs of the Fund. Asset Management Fees incurred in the years ended March 31, 2002 and 2001 are as follows:
                                               2002             2001

Asset Management Fees                   $    218,655     $   206,741

Salaries and benefits expense reimbursement

An affiliate of the General Partner is reimbursed for the cost of certain salaries and benefits expenses which are incurred by an affiliate of the General Partner on behalf of the Fund. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in the years ended March 31, 2002 and 2001 are as follows:
                                                         2002             2001

Salaries and benefits expense reimbursement          $     38,914        36,814

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partner of the Fund, Arch Street VIII Limited Partnership, receives 1% of cash distributions made to partners. As of March 31, 2002, the Fund has not paid any cash distributions to partners.

Additional information concerning cash distributions and other fees paid or payable to the General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates during each of the two years ended March 31, 2002 is presented in Note 5 to the Financial Statements.

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

(b)      Reports on Form 8-K:
     No Reports on Form 8-K were filed during the year ended March 31, 2002.

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

      BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

      By:   Arch Street VIII, Limited Partnership
            its General Partner

     By:   /s/Jenny Netzer                           Date:    June 29, 2002
           Jenny Netzer
           Principal, Head of Housing and
           Community Investment


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                            Date:    June 29, 2002
           Jenny Netzer
           Director


     By:   /s/Michael H. Gladstone                    Date:   June 29, 2002
           Michael H. Gladstone
           Director

                        Report of Independent Accountants


To the Partners of
Boston Financial Tax Credits Fund VIII, A Limited Partnership:


In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Tax Credits Fund VIII, A Limited Partnership (the "Fund") as of March 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. The Fund accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Fund's investment in Local Limited Partnerships is stated at $16,681,734 at March 31, 2002, and the Fund's equity in earnings (losses) of Local Limited Partnerships is stated at $(2,375,043) and $(1,666,752) for the years ended March 31, 2002 and 2001, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Fund's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.




/s/PricewaterhouseCoopers LLP
June 21, 2002
Boston, Massachusetts

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2002

                                      INDEX


                                                                      Page No.


     Report of Independent Accountants
        For the years ended March 31, 2002 and 2001                     F-2

     Financial Statements

       Balance Sheet - March 31, 2002                                   F-3

       Statements of Operations - For the years ended
         March 31, 2002 and 2001                                        F-4

       Statements of Changes in Partners' Equity (Deficiency) -
         For the years ended March 31, 2002 and 2001                    F-5

       Statements of Cash Flows - For the years ended
         March 31, 2002 and 2001                                        F-6

       Notes to the Financial Statements                                F-7

                    BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                               LIMITED PARTNERSHIP


                                       F-5
                                  BALANCE SHEET
                                 March 31, 2002




Assets

Cash and cash equivalents                                    $       57,570
Marketable securities, at fair value (Note 3)                       553,546
Investments in Local Limited Partnerships (Note 4)               16,681,734
Other assets                                                          7,075
     Total Assets                                            $   17,299,925

Liabilities and Partners' Equity

Accounts payable to affiliate (Note 5)                       $      670,668
Accrued expenses                                                     28,515
     Total Liabilities                                              699,183

General, Initial and Investor Limited Partners' Equity           16,586,633
Net unrealized gains on marketable securities                        14,109
     Total Partners' Equity                                      16,600,742
     Total Liabilities and Partners' Equity                  $   17,299,925




The accompanying notes are an  integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                               LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2002 and 2001


                                                      2002           2001

Revenue:
   Investment                                    $      64,365   $      97,174
   Other                                                 2,250           6,750
       Total Revenue                                    66,615         103,924

Expenses:
   Asset management fees, related party (Note 5)       218,655         206,741
   General and administrative (includes
     reimbursements to an affiliate in the
     amounts of $38,914 and $36,814 in 2002 and
     2001, respectively) (Note 5)                      124,390          92,935
   Provision for valuation of advances to
     Local Limited Partnerships                        957,322         177,911
   Amortization                                         29,944          29,944
       Total Expenses                                1,330,311         507,531

Loss before equity in losses of
   Local Limited Partnerships                       (1,263,696)       (403,607)

Equity in losses of Local Limited
   Partnerships (Note 4)                            (2,375,043)     (1,666,752)

Net Loss                                         $  (3,638,739)  $  (2,070,359)

Net Loss allocated:
   General Partner                               $     (36,387)  $     (20,704)
   Limited Partners                                 (3,602,352)     (2,049,655)
                                                 $  (3,638,739)  $  (2,070,359)
Net Loss per Limited Partner Unit
    (36,497 Units)                               $     (98.70)   $      (56.16)


The accompanying notes are an  integral part of these financial statements.

                         BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                               LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Deficiency)
                   For the Years Ended March 31, 2002 and 2001



                                                                                      Net
                                                    Initial        Investor       Unrealized
                                      General       Limited         Limited          Gains
                                     Partner        Partner        Partners        (Losses)           Total

Balance at March 31, 2000           $   (93,390)   $     100    $  22,389,021     $   (22,329)   $  22,273,402

Comprehensive Income (Loss):
   Change in net unrealized losses
     on marketable securities
     available for sale                       -            -                -          45,034           45,034
   Net Loss                             (20,704)           -       (2,049,655)              -       (2,070,359)
Comprehensive Income (Loss)             (20,704)           -       (2,049,655)         45,034       (2,025,325)

Balance at March 31, 2001              (114,094)         100       20,339,366          22,705       20,248,077

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                       -            -                -          (8,596)          (8,596)
   Net Loss                             (36,387)           -       (3,602,352)              -       (3,638,739)
Comprehensive Loss                      (36,387)           -       (3,602,352)         (8,596)      (3,647,335)

Balance at March 31, 2002           $  (150,481)   $     100    $  16,737,014     $    14,109    $  16,600,742


The accompanying notes are an  integral part of these financial statements.

                            BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                          LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2002 and 2001


                                                          2002           2001

Cash flows from operating activities:
   Net Loss                                          $  (3,638,739)  $  (2,070,359)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships      2,375,043       1,666,752
     Provision for valuation of advances to Local
       Limited Partnerships                                957,322         177,911
     Amortization                                           29,944          29,944
     Gain on sales of marketable securities, net            (8,721)         (2,142)
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
       Other assets                                         11,134             256
       Accounts payable to affiliate                       170,992          20,648
       Accrued expenses                                    (22,956)         15,373
Net cash used for operating activities                    (125,981)       (161,617)

Cash flows from investing activities:
   Purchases of marketable securities                            -        (793,863)
   Proceeds from sales and maturities of
     marketable securities                                 851,572         879,555
   Advances to Local Limited Partnerships                 (957,322)       (177,911)
   Cash distributions received from Local
     Limited Partnerships                                  208,723         145,769
Net cash provided by investing activities                  102,973          53,550

Net decrease in cash and cash equivalents                  (23,008)       (108,067)

Cash and cash equivalents, beginning                        80,578         188,645

Cash and cash equivalents, ending                    $      57,570   $      80,578


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

Under the terms of the Partnership Agreement, the Fund originally designated 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 2002, the General Partner has designated approximately $611,000 of cash, cash equivalents and marketable securities as such Reserve.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partner. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partner, after certain priority payments.


2.       Significant Accounting Policies

Cash Equivalents

Cash and cash equivalents consists of short-term money market instruments with maturities of 90 days or less and approximate fair value.

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

The Fund provides advances to the Local Limited Partnerships to finance operations or to make debt service payments. The Fund assesses the collectibility of these advances at the time the advance is made and records a reserve if collectibility is not reasonable assured.

The Fund does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

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

The General Partners have decided to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2001 and 2000.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

No provision for income taxes has been made as the liability for such taxes is an obligation of the partners of the Fund.

                BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                               LIMITED PARTNERSHIP

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                                    Gross
                                                                                 Unrealized             Fair
                                                              Cost                  Gains               Value
Debt securities issued by the
   US Treasury and other US
   government corporations
   and agencies                                            $   399,605           $     9,598       $    409,203

Mortgage backed securities                                     139,832                 4,511            144,343

Marketable securities
   at March 31, 2002                                       $   539,437           $    14,109       $    553,546

The contractual maturities at March 31, 2002 are as follows:
                                                                                      Fair
                                                                        Cost          Value

Due in less than one year                                          $      99,851   $    101,375
Due in one to five years                                                 299,754        307,828
Mortgage backed securities                                               139,832        144,343
                                                                   $     539,437   $    553,546


Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $567,000 during the fiscal year ended March 31, 2002. Proceeds from the maturities of marketable securities were approximately $284,000 and $880,000 during the years ended March 31, 2002 and 2001, respectively. Included in investment income are gross gains of $8,950 and $2,419 which were realized on the sales during the years ended March 31, 2002 and 2001, respectively. Also included in investment income are gross losses of $229 and $277 which were realized on the sales during the years ended
March 31, 2002 and 2001, respectively.

                     BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                               LIMITED PARTNERSHIP

                      NOTES TO THE FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in ten Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Limited Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at March 31, 2002:

Capital contributions and advances paid to Local Limited Partnerships                            $  30,400,092

Cumulative equity in losses of Local Limited Partnerships                                          (12,722,604)

Cumulative cash distributions received from Local Limited Partnerships                                (707,812)

Investments in Local Limited Partnerships before adjustment                                         16,969,676

Excess of investment costs over the underlying assets acquired:

     Acquisition fees and expenses                                                                   1,048,010

     Cumulative amortization of acquisition fees and expenses                                         (200,719)

Investments in Local Limited Partnerships before reserve for valuation                              17,816,967

Reserve for valuation of investments in Local Limited Partnerships                                  (1,135,233)

Investments in Local Limited Partnerships                                                        $  16,681,734

For the year ended March 31, 2002, the Fund advanced $966,206 to one of the Local Limited Partnerships, all of which was reserved. In addition, $8,884 was reimbursed from another Local Limited Partnership relating to advances made in previous years.

                           BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                               LIMITED PARTNERSHIP

                   NOTES TO THE FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships (continued)

Summarized financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2001 and 2000 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,


                                                                                  2001             2000
Assets:
   Investment property, net                                                  $  57,645,366     $  60,027,404
   Other assets                                                                  3,620,923         3,630,090
     Total Assets                                                            $  61,266,289        63,657,494

Liabilities and Partners' Equity:
   Mortgage notes payable                                                    $  34,899,533     $  35,422,942
   Other liabilities                                                            10,454,337         9,434,633
     Total Liabilities                                                          45,353,870        44,857,575

   Fund's Equity                                                                16,072,612        18,907,702
   Other partners' Equity                                                         (160,193)         (107,783)
Total Equity                                                                    15,912,419        18,799,919
     Total Liabilities and Partners' Equity                                  $  61,266,289     $  63,657,494

Summarized Income Statements - for the year ended December 31,

Rental and other income                                                      $   8,489,157     $   8,222,167

Expenses:
   Operating                                                                     5,273,558         4,227,276
   Interest                                                                      3,045,586         3,219,430
   Depreciation and amortization                                                 2,571,046         2,578,671
     Total Expenses                                                             10,890,190        10,025,377
Net Loss                                                                     $  (2,401,033)    $  (1,803,210)

Fund's share of Net Loss (2001 includes adjustment from prior year)          $  (2,375,043)    $  (1,666,752)
Other partners' share of Net Loss                                            $    (116,199)    $    (136,458)



The Fund's equity as reflected by the Local Limited Partnerships of $16,072,612 differs from the Fund's investments in Local Limited Partnerships before adjustments of $16,969,676 principally because of differences in the accounting treatment of miscellaneous items.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                               LIMITED PARTNERSHIP

                   NOTES TO THE FINANCIAL STATEMENTS (continued)


5.   Transactions with Affiliates

An affiliate of the General Partner receives the base amount of 0.6063% (as adjusted by the CPI factor) of Gross Proceeds annually as an Asset Management Fee for administering the affairs of the Fund. Asset Management Fees of $218,655 and $206,741 for the years ended March 31, 2002 and 2001, respectively, have been included in expenses. Included in accounts payable to affiliates at March 31, 2002 is $643,223 of Asset Management Fees due to an affiliate of the General Partner.

An affiliate of the General Partner is reimbursed for the actual cost of the Fund's operating expenses. Included in general and administrative expenses for the years ended March 31, 2002 and 2001, is $38,914 and $36,814, respectively, that the Fund has paid as reimbursement for salaries and benefits. As of March 31, 2002, $27,445 is payable to an affiliate of the General Partner for salaries and benefits.

6.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2002 and 2001 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2001 and 2000:

                                                                                    2002              2001

Net Loss per financial statements                                               $  (3,638,739)   $  (2,070,359)

Adjustment for equity in losses of Local Limited Partnerships for financial reporting purposes (tax) in excess of equity in losses for tax (financial
   reporting) purposes                                                                257,841         (325,306)

Adjustment to reflect March 31 fiscal year end
   to December 31 tax year end                                                          3,640          (30,328)

Provision for valuation of advances to Local Limited
   Partnerships not deductible for tax purposes                                       957,322          177,911

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                    (8,165)          (8,165)

Related party expenses deductible for tax purposes
   in current year                                                                          -         (391,776)

Net Loss per tax return                                                         $  (2,428,101)   $  (2,648,023)


The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 2002 are as follows:

                                                     Financial                    Tax
                                                      Reporting               Reporting
                                                      Purposes                Purposes          Differences

Investments in Local Limited Partnerships          $  16,681,734           $  15,008,309       $   1,673,425
Other assets                                       $     618,191           $   5,641,699       $   5,023,508
Liabilities                                        $     699,183           $     637,035       $      62,148

The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $2,389,000 greater than for financial reporting purposes; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $46,000; and (iii) organizational and offering costs of approximately $4,664,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.