Form 10QSB
period 2002-06-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2002-08-14
CIK 911568

August 14, 2002




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re: Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended June 30, 2002
       File Number 0-26522



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

For the quarterly period ended       June 30, 2002
                             --------------------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from              to
                               ------------   ---------------------------------

                         Commission file number 0-26522

          Boston Financial Tax Credit Fund VIII, A Limited Partnership
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   Massachusetts                                   04-3205879
----------------------------------        -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


   101 Arch Street, Boston, Massachusetts                 02110-1106
---------------------------------------------         --------------------------
  (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code   (617) 439-3911
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

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                       Page No.
------------------------------                                       --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2002                        1

         Statements of Operations (Unaudited) - For the Three
            Months Ended June 30, 2002 and 2001                           2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Three Months Ended June 30, 2002        3

         Statements of Cash Flows (Unaudited) - For the Three
            Months Ended June 30, 2002 and 2001                           4

         Notes to the Financial Statements (Unaudited)                    5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              6

PART II - OTHER INFORMATION

Items 1-6                                                                 9

SIGNATURE                                                                10

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)



                                  BALANCE SHEET
                                  June 30, 2002
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                 $      111,024
Marketable securities, at fair value                                                             283,121
Investments in Local Limited Partnerships (Note 1)                                            16,107,155
Other assets                                                                                       3,268
                                                                                          --------------
     Total Assets                                                                         $   16,504,568
                                                                                          ==============

Liabilities and Partners' Equity

Accounts payable to affiliate                                                             $      420,725
Accrued expenses                                                                                  19,258
                                                                                          ---------------
     Total Liabilities                                                                           439,983
                                                                                          --------------

General, Initial and Investor Limited Partners' Equity                                        16,057,201
Net unrealized gains on marketable securities                                                      7,384
                                                                                          --------------
     Total Partners' Equity                                                                   16,064,585
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $   16,504,568
                                                                                          ===============

                 The accompanying notes are an integral part of
                          these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                                                    2002                2001
                                                                                -------------      -------------
Revenue:
   Investment                                                                   $      16,686      $      21,702
   Other                                                                                1,260                550
                                                                                -------------      -------------
     Total Revenue                                                                     17,946             22,252
                                                                                -------------      -------------

Expenses:
   Asset management fees, related party                                                55,317             54,446
   General and administrative (includes reimbursements
     to an affiliate in the amounts of $19,956 and
     $14,165 in 2002 and 2001, respectively)                                           36,325             33,229
   Provision for valuation of advances to Local Limited
     Partnerships                                                                           -            242,851
   Amortization                                                                         7,486              7,486
                                                                                -------------      -------------
     Total Expenses                                                                    99,128            338,012
                                                                                -------------      -------------

Loss before equity in losses
   of Local Limited Partnerships                                                      (81,182)          (315,760)

Equity in losses of Local Limited Partnerships (Note 1)                              (448,250)          (464,692)
                                                                                -------------      -------------

Net Loss                                                                        $    (529,432)     $    (780,452)
                                                                                =============      =============

Net Loss allocated:
   General Partner                                                              $      (5,294)     $      (7,804)
   Limited Partners                                                                  (524,138)          (772,648)
                                                                                -------------      -------------
                                                                                $    (529,432)     $    (780,452)
                                                                                =============      =============
Net Loss per Limited Partner Unit
   (36,497 Units)                                                               $      (14.36)     $       (21.17)
                                                                                =============      ==============


                 The accompanying notes are an integral part of
                          these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2002
                                   (Unaudited)



                                                    Initial          Investor           Net
                                      General       Limited           Limited       Unrealized
                                       Partner      Partner          Partners          Gains            Total
                                    -----------    ---------      --------------    -----------    -------------

Balance at March 31, 2002           $  (150,481)   $     100      $   16,737,014    $    14,109    $  16,600,742
                                    -----------    ---------      --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                       -            -                   -         (6,725)          (6,725)
   Net Loss                              (5,294)           -            (524,138)             -         (529,432)
                                    -----------    ---------      --------------    -----------    -------------
Comprehensive Loss                       (5,294)           -            (524,138)        (6,725)        (536,157)
                                    -----------    ---------      --------------    -----------    -------------

Balance at June 30, 2002            $  (155,775)   $     100      $   16,212,876    $     7,384    $  16,064,585
                                    ===========    =========      ==============    ===========    =============



                 The accompanying notes are an integral part of
                          these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                    2002              2001
                                                                                -------------    -------------

Net cash used for operating activities                                          $    (338,338)   $     (63,465)
Net cash provided by investing activities                                             391,792          126,949
                                                                                -------------    -------------
Net increase in cash and cash equivalents                                              53,454           63,484
Cash and cash equivalents, beginning                                                   57,570           80,578
                                                                                -------------    -------------
Cash and cash equivalents, ending                                               $     111,024    $     144,062
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

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)


                          Notes to Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form10-KSB for the year ended March 31, 2002. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest, on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2002 and 2001.

1.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in ten Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Limited Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at June 30, 2002:

Capital contributions and advances paid to Local Limited Partnerships                              $  30,400,092

Cumulative equity in losses of Local Limited Partnerships                                            (13,170,854)

Cumulative cash distributions received from Local Limited Partnerships                                  (826,655)
                                                                                                   ------------- --

Investments in Local Limited Partnerships before adjustments                                          16,402,583

Excess of investment costs over the underlying net assets acquired:

     Acquisition fees and expenses                                                                     1,048,010

     Accumulated amortization of acquisition fees and expenses                                          (208,205)
                                                                                                   -------------

Investments in Local Limited Partnerships prior to reserve for valuation                              17,242,388

Reserve for valuation of investments in Local Limited Partnerships                                    (1,135,233)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $  16,107,155
                                                                                                   =============

The Fund has provided a reserve for valuation for its investments in certain Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of these investments.

The Fund's share of net losses of the Local Limited Partnerships for the three months ended June 30, 2002 is $448,250.

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

Liquidity and Capital Resources

At June 30, 2002, the Fund had cash and cash equivalents of $111,024, as compared to $57,570 at March 31, 2002. This increase is primarily attributable to cash distributions received from Local Limited Partnerships and proceeds from sales and maturities of marketable securities. These increases were partially offset by cash used for operations.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2002, approximately $394,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $29,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2002, the Fund has advanced approximately $1,135,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $266,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
------------------------------------------

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2002, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2002.

Results of Operations

For the three months ended June 30, 2002, the Fund's operations resulted in a net loss of $529,432, as compared to $780,452 for the three months ended June 30, 2001. The decrease in net loss is primarily attributable to a decrease in provision for valuation of investments in Local Limited Partnerships due to advances made in the prior year to certain properties that required operating funds.

Property Discussions

The Fund's investment portfolio consists of limited partnership interests in ten Local Limited Partnerships, each of which own and operate a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expenses loans, subordinated loans or operating escrows. However, some properties have persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure or iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Fund's business, may desire to dispose certain Local Limited Partnerships. The following Property discussion focuses only on such Properties.

Live Oaks Plantation, located in West Palm Beach, Florida, has historically generated operating deficits due to difficulty in attracting and maintaining quality tenants. In addition, the Property's curb appeal has diminished due to the deferral of certain maintenance and repair projects. During the fourth quarter of 2000, the Local General Partner indicated a desire to transfer its interest in the Local Limited Partnership to a replacement Local General Partner. The General Partner believes that it would be in the best interests of the Property to replace the Local General Partner. Accordingly, the General Partner has been working with the Local General Partner to identify an acceptable replacement. In conjunction with the potential transfer, the Local General Partner agreed to replace his affiliated on-site management company, and in February 2001, a new on-site management company began managing Property operations. The Fund has also advanced a significant amount of Reserves to the Local Limited Partnership to fund capital improvements and deferred maintenance expenses. As a result of the change in site management and the capital improvements made to the Property, the Property's operations have improved significantly.

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



Property Discussions (continued)
-------------------------------

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

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14, 2002             BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                    A LIMITED PARTNERSHIP


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