Form 10QSB
period 2002-09-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2002-11-14
CIK 911568

November 14, 2002




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

         Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended September 30, 2002 File Number 0-26522


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

For the quarterly period ended                    September 30, 2002
                              -------------------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                    to
                               ------------------   ---------------------------

                         Commission file number 0-26522

          Boston Financial Tax Credit Fund VIII, A Limited Partnership
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



 Massachusetts                                04-3205879
----------------------------------  -------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)


   101 Arch Street, Boston, Massachusetts              02110-1106
---------------------------------------------       ---------------------------
  (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code   (617) 439-3911
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

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2002                                         1

         Statements of Operations (Unaudited) - For the Three and Six
            Months Ended September 30, 2002 and 2001                                            2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Six Months Ended September 30, 2002                                         3

         Statements of Cash Flows (Unaudited) - For the Six
            Months Ended September 30, 2002 and 2001                                            4

         Notes to the Financial Statements (Unaudited)                                          5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                    6

Item 3.  Controls and Procedures                                                                9

PART II - OTHER INFORMATION

Items 1-6                                                                                      10

SIGNATURE                                                                                      11

CERTIFICATIONS                                                                                 12


                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)


                                  BALANCE SHEET
                               September 30, 2002
                                  (Unaudited)


Assets

Cash and cash equivalents                                                                        $     169,428
Marketable securities, at fair value                                                                   162,016
Investments in Local Limited Partnerships (Note 1)                                                  15,591,387
Other assets                                                                                             1,347
                                                                                                 -------------
   Total Assets                                                                                  $  15,924,178
                                                                                                 =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                                   $     440,609
Accrued expenses                                                                                        27,034
                                                                                                 -------------
   Total Liabilities                                                                                   467,643
                                                                                                 --------------

General, Initial and Investor Limited Partners' Equity                                              15,450,279
Net unrealized gains on marketable securities                                                            6,256             Total
                                                                                                 -------------
Partners' Equity                                                                                    15,456,535
                                                                                                 --------------
   Total Liabilities and Partners' Equity                                                        $  15,924,178
                                                                                                 =============



                 The accompanying notes are an integral part of
                          these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                 Three Months Ended                      Six Months Ended
                                             September 30,     September 30,      September 30,      September 30,
                                                 2002              2001               2002               2001
                                           ---------------    -------------      --------------    ---------------
Revenue:
   Investment                             $          3,851    $      15,689      $       20,537    $        37,391
   Other                                               100              300               1,360                850
                                          ----------------    -------------      --------------    ---------------
       Total Revenue                                 3,951           15,989              21,897             38,241
                                          ----------------    -------------      --------------    ---------------

Expenses:
   Asset management fees, affiliates                55,317           54,446             110,634            108,892
   General and administrative (includes
     reimbursements to an affiliate in the
     amounts of $34,522 and $22,408
     in 2002 and 2001, respectively)                39,788           22,383              76,113             55,612
   Provision for valuation of advances
     to Local Limited Partnerships                       -          240,252                   -            483,103
   Amortization                                      7,486            7,486              14,972             14,972
                                          ----------------    -------------      --------------    ---------------
       Total Expenses                              102,591          324,567             201,719            662,579
                                          ----------------    -------------      --------------    ---------------

Loss before equity in losses of
   Local Limited Partnerships                      (98,640)        (308,578)           (179,822)          (624,338)

Equity in losses of Local
   Limited Partnerships (Note 1)                  (508,282)        (767,869)           (956,532)        (1,232,561)
                                          ----------------    -------------      --------------    ---------------

Net Loss                                  $       (606,922)   $  (1,076,447)     $   (1,136,354)        (1,856,899)
                                          ================    =============      ==============     ==============

Net Loss allocated
   General Partner                        $         (6,070)   $     (10,765)     $      (11,364)    $      (18,569)
   Limited Partners                               (600,852)      (1,065,682)         (1,124,990)        (1,838,330)
                                          ----------------    -------------      --------------    ---------------
                                          $       (606,922)   $  (1,076,447)     $   (1,136,354)   $    (1,856,899)
                                          ================    =============      ==============    ===============

Net Loss per Limited
Partner Unit (36,497 Units)               $        (16.46)    $      (29.20)     $      (30.82)    $        (50.37)
                                          ===============     =============      =============     ===============




                 The accompanying notes are an integral part of
                          these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2002
                                   (Unaudited)


                                                    Initial          Investor           Net
                                     General        Limited           Limited       Unrealized
                                      Partner       Partner          Partners          Gains           Total
                                    -----------    ---------      --------------    -----------    ------------

Balance at March 31, 2002           $  (150,481)   $     100      $   16,737,014    $    14,109    $  16,600,742
                                    -----------    ---------      --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                       -            -                   -         (7,853)          (7,853)
     Net Loss                           (11,364)           -          (1,124,990)             -       (1,136,354)
                                    -----------    ---------      --------------    -----------    -------------
Comprehensive Loss                      (11,364)           -          (1,124,990)        (7,853)      (1,144,207)
                                    -----------    ---------      --------------    -----------    -------------

Balance at September 30, 2002       $  (161,845)   $     100      $   15,612,024    $     6,256    $  15,456,535
                                    ===========    =========      ==============    ===========    =============



                 The accompanying notes are an integral part of
                          these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2002 and 2001
                                   (Unaudited)



                                                                                    2002              2001
                                                                                -------------    -------------

Net cash used for operating activities                                          $    (400,256)   $     (63,026)

Net cash provided by investing activities                                             512,114          107,432
                                                                                -------------    -------------

Net increase in cash and cash equivalents                                             111,858           44,406
Cash and cash equivalents, beginning of period                                         57,570           80,578
                                                                                -------------    -------------

Cash and cash equivalents, end of period                                        $     169,428    $     124,984
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

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest, on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2002 and 2001.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2002:

Capital contributions and advances paid to Local Limited Partnerships                              $  30,400,092

Cumulative equity in losses of Local Limited Partnerships                                            (13,679,136)

Cumulative cash distributions received from Local Limited Partnerships                                  (826,655)
                                                                                                   ------------- -

Investments in Local Limited Partnerships before adjustments                                          15,894,301

Excess of investment costs over the underlying net assets acquired:

     Acquisition fees and expenses                                                                     1,048,010

     Accumulated amortization of acquisition fees and expenses                                          (215,691)
                                                                                                   -------------

Investments in Local Limited Partnerships prior to reserve for valuation                              16,726,620

Reserve for valuation of investments in Local Limited Partnerships                                    (1,135,233)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $  15,591,387
                                                                                                   =============


The Fund has provided a reserve for valuation for its investments in certain Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of these investments.

The Fund's share of net losses of the Local Limited Partnerships for the six months ended September 30, 2002 is $956,532.

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

Liquidity and Capital Resources

At September 30, 2002, the Fund had cash and cash equivalents of $169,428, as compared to $57,570 at March 31, 2002. This increase is primarily attributable to cash distributions received from Local Limited Partnerships and proceeds from sales and maturities of marketable securities. These increases were partially offset by cash used for operations.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2002, on a cash basis, approximately $331,000 of cash, cash equivalents and marketable securities has been designated as Reserves. As of September 30, 2002, net claims against these Reserves total approximately $466,000 making Reserves available after claims $0.

To date, professional fees relating to various Property issues totaling approximately $35,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2002, the Fund has advanced approximately $1,135,000 to Local Limited Partnerships to fund operating deficits.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
------------------------------------------

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $323,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2002, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2002.

Results of Operations

Three Month Period

For the three months ended September 30, 2002, the Fund's operations resulted in a net loss of $606,922, as compared to a net loss of $1,076,447 for the three months ended September 30, 2001. The decrease in net loss is primarily attributable to a decrease in provision for valuation of investments in Local Limited Partnerships due to advances made in the prior year to certain properties that required operating funds.

Six Month Period

For the six months ended September 30, 2002, the Fund's operations resulted in a net loss of $1,136,354, as compared to $1,856,899 for the six months ended September 30, 2001. The decrease in net loss is primarily attributable to a decrease in provision for valuation of investments in Local Limited Partnerships due to advances made in the prior year to certain properties that required operating funds.

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

Live Oaks Plantation is undergoing an audit by the Internal Revenue Service ("IRS"). The audit's focus is on the tax treatment of certain items, such as land improvements, impact fees, utility fees and developer fees. In April 2002, the Florida office of the IRS issued their report indicating an eligible basis reduction of approximately $1,000,000, which would reduce the amount of tax credits and losses generated by the property. The Managing General Partner believes that this is an aggressive stance taken by the Florida office of the IRS given a recent memorandum issued by the Washington D.C. office of the IRS that explicitly allowed the inclusion of impact fees in determining total eligible basis. Impact fees represent approximately $470,000 of the reduction. The Local General Partner filed an appeal of the IRS's decision. As a result of the IRS audit, negotiations to replace the Local General Partner have been delayed.

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

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Fund's evaluation within 90 days prior to filing this Form 10-QSB, the Fund's director has concluded that the Fund's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Fund's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)  Exhibits

                     99.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 14, 2002        BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                 A LIMITED PARTNERSHIP


                                 By:   Arch Street VIII Limited Partnership,
                                       its General Partner



                                       /s/Jenny Netzer
                                       ------------------------------------
                                       Jenny Netzer
                                       Principal, Head of Housing and
                                       Community Investment

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

I, Jenny Netzer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Boston Financial Tax Credit Fund VIII:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalents functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     November 14, 2002             /s/Jenny Netzer
                                        -----------------------------------
                                        Jenny Netzer
                                        Principal, Head of Housing and
                                        Community Investment

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Boston Financial Tax Credit Fund VIII ("the Fund") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.



                                        /s/Jenny Netzer
                                        --------------------------------------
                                        Jenny Netzer
                                        Principal, Head of Housing and
                                        Community Investment

                                        Date:  November 14, 2002