Form 10QSB
period 2002-12-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2003-02-13
CIK 911568

February 14, 2003




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

         Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended December 31, 2002 File Number 0-26522


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

For the quarterly period ended                    December 31, 2002
                              -------------------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                      to
                              --------------------   -------------------------

                         Commission file number 0-26522

Boston Financial Tax Credit Fund VIII, A Limited Partnership
(Exact name of registrant as specified in its charter)


              Massachusetts                       04-3205879
---------------------------------------   ------------------------
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                  02110-1106
---------------------------------------------      ----------------------------
  (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code     (617) 439-3911
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

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2002                                          1

         Statements of Operations (Unaudited) - For the Three and Nine
            Months Ended December 31, 2002 and 2001                                             2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Nine Months Ended December 31, 2002                                         3

         Statements of Cash Flows (Unaudited) - For the Nine
            Months Ended December 31, 2002 and 2001                                             4

         Notes to the Financial Statements (Unaudited)                                          5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                    6

Item 3.  Controls and Procedures                                                                9

PART II - OTHER INFORMATION

Items 1-6                                                                                      10

SIGNATURE                                                                                      11

CERTIFICATIONS                                                                                 12


                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)

                                  BALANCE SHEET
                                December 31, 2002
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                        $     187,502
Marketable securities, at fair value                                                                   140,528
Investments in Local Limited Partnerships (Note 1)                                                  14,829,417
Other assets                                                                                               579
                                                                                                 -------------
   Total Assets                                                                                  $  15,158,026
                                                                                                 =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                                   $     501,450
Accrued expenses                                                                                        35,310
                                                                                                 -------------
   Total Liabilities                                                                                   536,760
                                                                                                 -------------

General, Initial and Investor Limited Partners' Equity                                              14,615,975
Net unrealized gains on marketable securities                                                            5,291
                                                                                                 -------------
Total Partners' Equity                                                                              14,621,266
                                                                                                 -------------
   Total Liabilities and Partners' Equity                                                        $  15,158,026
                                                                                                 =============


  The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2002 and 2001
                                   (Unaudited)



                                                 Three Months Ended                      Nine Months Ended
                                             December 31,      December 31,       December 31,       December 31,
                                                 2002              2001               2002               2001
                                           ---------------    -------------      --------------    ---------------
Revenue:
   Investment                             $          2,978    $      13,853      $       23,515    $        51,244
   Other                                                 -              100               1,360                950
                                          ----------------    -------------      --------------    ---------------
       Total Revenue                                 2,978           13,953              24,875             52,194
                                          ----------------    -------------      --------------    ---------------
Expenses:
   Asset management fees, affiliates                55,317           54,446             165,951            163,338
   General and administrative (includes
     reimbursements to an affiliate in the
     amounts of $40,046 and $30,244
     in 2002 and 2001, respectively)                29,995           48,059             106,108            103,671
   Provision for valuation of advances
     to Local Limited Partnerships                       -          231,368                   -            714,471
   Amortization                                      7,486            7,486              22,458             22,458
                                          ----------------    -------------      --------------    ---------------
       Total Expenses                               92,798          341,359             294,517          1,003,938
                                          ----------------    -------------      --------------    ---------------

Loss before equity in losses of
   Local Limited Partnerships                      (89,820)        (327,406)           (269,642)          (951,744)

Equity in losses of Local
   Limited Partnerships (Note 1)                  (744,484)        (247,138)         (1,701,016)        (1,479,699)
                                          ----------------    -------------      --------------    ---------------

Net Loss                                  $       (834,304)   $    (574,544)     $   (1,970,658)   $    (2,431,443)
                                          =================    =============      ==============    ===============
Net Loss allocated
   General Partner                        $         (8,343)   $      (5,745)     $      (19,707)   $       (24,314)
   Limited Partners                               (825,961)        (568,799)         (1,950,951)        (2,407,129)
                                          ----------------    -------------      --------------    ---------------
                                          $       (834,304)   $    (574,544)     $   (1,970,658)   $    (2,431,443)
                                          =================    =============      ==============    ===============

Net Loss per Limited
Partner Unit (36,497 Units)               $        (22.63)    $      (15.58)     $      (53.45)    $        (65.95)
                                          ================     =============      =============     ===============


 The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2002
                                   (Unaudited)



                                                    Initial          Investor           Net
                                     General        Limited           Limited       Unrealized
                                      Partner       Partner          Partners          Gains           Total
                                    -----------    ---------      --------------    -----------    ------------

Balance at March 31, 2002           $  (150,481)   $     100      $   16,737,014    $    14,109    $  16,600,742
                                    -----------    ---------      --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                       -            -                   -         (8,818)          (8,818)
     Net Loss                           (19,707)           -          (1,950,951)             -       (1,970,658)
                                    -----------    ---------      --------------    -----------    -------------
Comprehensive Loss                      (19,707)           -          (1,950,951)        (8,818)      (1,979,476)
                                    -----------    ---------      --------------    -----------    -------------

Balance at December 31, 2002        $  (170,188)   $     100      $   14,786,063    $     5,291    $  14,621,266
                                    ===========    =========      ==============    ===========    =============


 The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2002 and 2001
                                   (Unaudited)



                                                                                    2002              2001
                                                                                -------------    -------------

Net cash used for operating activities                                          $    (413,005)   $    (128,628)

Net cash provided by investing activities                                             542,937          134,859
                                                                                -------------    -------------

Net increase in cash and cash equivalents                                             129,932            6,231

Cash and cash equivalents, beginning of period                                         57,570           80,578
                                                                                -------------    -------------

Cash and cash equivalents, end of period                                        $     187,502    $      86,809
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

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)


                          Notes to Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-KSB for the year ended March 31, 2002. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2002 and 2001.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2002:

Capital contributions and advances paid to Local Limited Partnerships                              $  30,400,092

Cumulative equity in losses of Local Limited Partnerships                                            (14,423,620)

Cumulative cash distributions received from Local Limited Partnerships                                  (836,655)
                                                                                                   --------------

Investments in Local Limited Partnerships before adjustments                                          15,139,817

Excess of investment costs over the underlying net assets acquired:

     Acquisition fees and expenses                                                                     1,048,010

     Accumulated amortization of acquisition fees and expenses                                          (223,177)
                                                                                                   -------------

Investments in Local Limited Partnerships prior to reserve for valuation                              15,964,650

Reserve for valuation of investments in Local Limited Partnerships                                    (1,135,233)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $  14,829,417
                                                                                                   =============

The Fund has recorded a reserve for valuation for its investments in certain Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of these investments.

The Fund's share of net losses of the Local Limited Partnerships for the nine months ended December 31, 2002 is $1,701,016.

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

Liquidity and Capital Resources

At December 31, 2002, the Fund had cash and cash equivalents of $187,502, as compared to $57,570 at March 31, 2002. This increase is primarily attributable to cash distributions received from Local Limited Partnerships and proceeds from sales and maturities of marketable securities. These increases were partially offset by cash used for operations.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2002, on a cash basis, approximately $328,000 of cash, cash equivalents and marketable securities has been designated as Reserves. As of December 31, 2002, net claims against these Reserves total approximately $536,000, making Reserves available after claims $0.

To date, professional fees relating to various Property issues totaling approximately $39,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2002, the Fund has advanced approximately $1,135,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2002, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2002.

Results of Operations

Three Month Period

For the three months ended December 31, 2002, the Fund's operations resulted in a net loss of $834,304, as compared to a net loss of $574,544 for the three months ended December 31, 2001. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships partially offset by a decrease in provision for valuation of investments in Local Limited Partnerships due to advances made in the prior year to certain properties that required operating funds.

Nine Month Period

For the nine months ended December 31, 2002, the Fund's operations resulted in a net loss of $1,970,658, as compared to $2,431,443 for the nine months ended December 31, 2001. The decrease in net loss is primarily attributable to a decrease in provision for valuation of investments in Local Limited Partnerships due to advances made in the prior year to certain properties that required operating funds partially offset by an increase in equity in losses of Local Limited Partnerships.

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

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

Live Oaks Plantation has historically generated operating deficits due to difficulty in attracting and maintaining quality tenants. In addition, the Property's curb appeal had diminished due to the deferral of certain maintenance and repair projects. During the fourth quarter of 2000, the Local General Partner indicated a desire to transfer its interest in the Local Limited Partnership to a replacement Local General Partner. The Managing General Partner believes that it would be in the best interests of the Property to replace the Local General Partner. Accordingly, the Managing General Partner has been working with the Local General Partner to identify an acceptable replacement. In conjunction with the potential transfer, the Local General Partner agreed to replace his affiliated on-site management company, and in February 2001, a new on-site management company began managing Property operations. The Fund has also advanced a significant amount of Reserves to the Local Limited Partnership to fund capital improvements and deferred maintenance expenses. As a result of the change in site management and the capital improvements made to the Property, the Property's operations have improved significantly. Occupancy during 2002 remained strong and is now stable. Management increases rents when possible to generate additional cash flow to cover expenses. Beginning in April 2002, the Property generated sufficient cash from operations to cover the monthly debt service. Management anticipates that available cash from operations will be sufficient to continue to fund the monthly debt service.

Live Oaks Plantation is undergoing an audit by the Internal Revenue Service ("IRS"). The audit's focus is on the tax treatment of certain items, such as land improvements, impact fees, utility fees and developer fees. In April 2002, the Florida office of the IRS issued their report indicating an eligible basis reduction of approximately $1,000,000, which would reduce the amount of tax credits and losses generated by the Property. The local General Partner filed an appeal of the report to the Washington, DC IRS office. Based on conversations with the law firm handling the appeal, the Managing General Partner believes that the appeal will be successful and that the final IRS report will not reduce the LIHTC eligible basis by more than $100,000.

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

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)      Exhibits

                         99.1   Certification of Jenny Netzer pursuant to
                         section 906 of the Sarbanes-Oxley Act of 2002

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2003       BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                A LIMITED PARTNERSHIP


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


Date:     February 14, 2003       /s/Jenny Netzer
                                  -----------------------------------
                                  Jenny Netzer
                                  Principal, Head of Housing and
                                  Community Investment

                      BOSTON FINANCIAL TAX CREDIT FUND VIII
                             (A Limited Partnership)


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Boston Financial Tax Credit Fund VIII (the "Fund") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.



                                  /s/Jenny Netzer
                                  ------------------------
                                  Jenny Netzer
                                  Principal, Head of Housing and
                                  Community Investment

                                  Date:  February 14, 2003