Form 10KSB
period 2003-03-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2003-06-27
CIK 911568

June 27, 2003




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Boston Financial Tax Credit Fund VIII, A Limited Partnership Form 10-KSB Annual Report for the Year Ended March 31, 2003 File Number 0-26522

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

For the fiscal year ended                    March 31, 2003
                         ----------------------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------     ----------------------

          Commission file number 0-26522

                Boston Financial Tax Credit Fund VIII, A Limited Partnership
                       (Exact name of registrant as specified in its charter)

          Massachusetts                               04-3205879
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

   101 Arch Street, Boston, Massachusetts                          02110-1106
---------------------------------------------                -----------------
  (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code            (617) 439-3911
                                                       -----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on
          Title of each class                    which registered
          -------------------             ----------------------------
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

                        $28,801,000 as of March 31, 2003

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

     "Estimated Use of Proceeds"                                        Part III, Item 12

     "Management Compensation and Fees"                                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
        Credits and Cash Distributions"                                 Part III, Item 12



          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2003


                                TABLE OF CONTENTS


                                                                           Page No.

PART I

     Item 1       Business                                                   K-3
     Item 2       Properties                                                 K-5
     Item 3       Legal Proceedings                                          K-8
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                           K-8

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                            K-8
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              K-8
     Item 7       Financial Statements and Supplementary Data                K-12
     Item 8       Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure                    K-12

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                          K-12
     Item 10      Management Remuneration                                    K-13
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                      K-13
     Item 12      Certain Relationships and Related Transactions             K-14
     Item 13      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                        K-15

CONTROLS AND PROCEDURES                                                      K-16
-----------------------

SIGNATURES                                                                   K-17
----------

CERTIFICATIONS                                                               K-18
--------------

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

The Fund has invested as a limited partner in other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which were expected to benefit from some form of federal, state or local assistance programs and all of which qualify for low-income housing tax credits ("Tax Credits") added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The investment objectives of the Fund include the following: (i) to provide investors with annual tax credits which they may use to reduce their federal income taxes; (ii) to provide limited cash distributions from the operations of apartment complexes; and (iii) to preserve and protect the Fund's capital. There cannot be any assurance that the Fund will attain any or all of these investment objectives. A more detailed discussion of these investment objectives, along with the risks in achieving them is contained in the sections of the Prospectus entitled "Investment Objectives and Policies - Principal Investment Objectives" and "Investment Risks", which are herein incorporated by this reference.

Table A on the following page lists the properties originally acquired by the Local Limited Partnerships in which the Fund had invested. Item 6 of this Report contains other significant information with respect to such Local Limited Partnerships. As required by applicable rules, the terms of the acquisition of each Local Limited Partnership interest have been described in the Form 8-Ks and a supplement to the Prospectus; such descriptions are incorporated herein by this reference.


                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


 Property owned by Local                                                                        Date
   Limited Partnerships                                                                       Interest
                                                      Location                                Acquired
---------------------------                      --------------------                        ------------

Green Wood Apartments                           Gallatin, TN                                 03/02/94

Webster Court Apartments                        Kent, WA                                     05/13/94

Springwood Apartments                           Tallahassee, FL                              12/15/94

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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2003, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions in Local Limited Partnerships: (i) Green Wood Apartments, A Limited Partnership and Springwood Apartments, A Limited Partnership, representing 21.71%, have Flournoy Development Company as Local General Partner; (ii) Pike Place, A Limited Partnership and West End Place, A Limited Partnership, representing 12.90%, have Lindsey Management Company as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports which are herein incorporated by reference.

The Properties owned by Local Limited Partnerships in which the Fund invests are, and will continue to be, subject to competition from existing and future apartment complexes in the same areas. The success of the Fund depends on many outside factors, most of which are beyond the control of the Fund and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Fund, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels;
(ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment or adverse changes in real estate laws, including building codes; and (iii) the possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases, or which suppress the ability of the Local Limited Partnerships to generate operating cash flow. Since most of the Properties benefit from some form of governmental assistance, the Fund is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Fund.

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





                                                             Capital Contributions     Mtge. loans                       Occupancy
Local Limited Partnership               Number     Total Committed     Paid Through     payable at                           at
Property Name                               of      at March 31,         March 31,      December 31,        Type of       March 31,
Property Location                      Apt. Units       2003               2003            2002             Subsidy*        2003
----------------------------------    ----------- ----------------  ---------------  ------------------     -----------   ---------


Green Wood Apartments,
   a Limited Partnership
Green Wood Apartments
Gallatin, TN                            164           $3,825,916      $3,825,916    $4,947,217                 None          83%

Webster Court Apartments
   a Limited Partnership
Webster Court Apartments
Kent, WA                                 92            2,318,078       2,318,078     2,739,382                 None          87%

Springwood Apartments
   a Limited Partnership (1)
Springwood Apartments
Tallahassee, FL                         113             2,499,202      2,499,202     3,711,668                 None          96%

Meadow Wood Associates
   of Pella, a Limited Partnership
Meadow Wood of Pella
Pella, IA                                30               893,808        893,808     1,008,506             Section 8         83%

RMH Associates, a Limited
   Partnership (1)
Hemlock Ridge
Livingston Manor, NY                    100             1,697,298      1,697,298     1,809,880             Section 8         99%

Pike Place, a Limited
   Partnership (1)
Pike Place
Fort Smith, AR                          144             1,915,328      1,915,328      3,123,964                 None         99%





                                                         Capital Contributions        Mtge. Loans                       Occupancy
Local Limited Partnership               Number      Total Committed   Paid Through     payable at                          At
Property Name                               of        at March 31,      March 31,      December 31,       Type of        March 31,
Property Location                      Apt. Units        2003             2003            2002           Subsidy*          2003
----------------------------------    -----------  --------------------------------  ------------------   ---------  -------------

West End Place, a Limited
   Partnership (1)
West End Place
Springdale, AR                          120         1,843,010         1,843,010        2,756,603              None             100%

Oak Knoll Renaissance, a
   Limited Partnership
Oak Knoll Renaissance
Gary, IN                                256         4,922,412        4,922,412         4,890,418          Section 8             99%

Beaverdam Creek Associates,
   a Limited Partnership (2)
Beaverdam Creek
Mechanicsville, VA                      120         3,629,140         3,629,140         3,183,376              None             93%

Schickedanz Brothers Palm
   Beach Limited
Live Oaks Plantation
West Palm Beach, FL                     218         5,587,953         5,587,953        6,121,362                None            91%
                                     ------     -------------      ------------      ------------
                                      1,357       $29,132,145       $29,132,145      $34,292,376
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

Four Local Limited Partnerships invested in by the Fund, Green Wood Apartments Limited Partnership, Oak Knoll Renaissance Limited Partnerships, Beaverdam Creek Associates Limited Partnership and Schickedanz Brothers Palm Beach Limited Partnership each represent more than 10% of the total capital contributions made to Local Limited Partnerships by the Fund.

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

As of March 31, 2003, there were 1,204 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. For the years ended March 31, 2003 and 2002, no cash distributions were made.

Item 6.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations
-----------------------------------------------------------------------------

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

Newly Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). VIEs are generally defined as entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest.

FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Fund will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Fund will hold a significant variable interest in, or have significant involvement with, an existing VIE. Pursuant to the transitional requirements of FIN 46, the guidance is effective as of the quarter beginning July 1, 2003. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46.

The Managing General Partner is still assessing the impacts of this interpretation. However, if a determination is made that the Local Limited Partnerships met the definition of a VIE, it is reasonably possible that the Fund will be considered the primary beneficiary of the Local Limited Partnerships and therefore would need to consolidate these entities beginning on July 1, 2003. The assets and liabilities of these entities at December 31, 2002 were approximately $59,010,000 and $45,485,000, respectively.

Effective April 1, 2002, the Fund adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. Adoption of SFAS No. 144 did not have a significant effect on the Fund's financial statements.

Liquidity and capital resources

At March 31, 2003, the Fund had cash and cash equivalents of $203,002, as compared to $57,570 at March 31, 2002. The increase is primarily attributable to proceeds from sales and maturities of marketable securities.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2003, $299,392 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $39,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2003, the Fund has advanced approximately $1,135,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $351,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2003, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made to Limited Partners during the two years ended March 31, 2003. It is expected that cash available for distribution, if any, will not be significant in fiscal year 2004. As funds from temporary investments are paid to Local Limited Partnerships, interest earnings on those funds decrease. In addition, some of the properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

2003 versus 2002

For the year ended March 31, 2003, the Fund's operations resulted in a net loss of $2,636,618, as compared to $3,638,739 for the year ended March 31, 2002. The decrease in net loss is primarily attributable to a decrease in provision for valuation of advances to Local Limited Partnerships, as the Fund has been able to decrease its advances to one of the Local Limited Partnerships. The decrease in net loss is also attributable to a decrease in equity in losses of Local Limited Partnerships, partially offset by a provision for valuation of investments in Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is primarily attributable to an increase in rental revenue.

Low-income housing tax credits

The 2002 and 2001 tax credits were $142 and $142.09 per Unit, respectively. The Tax Credits per Limited Partner stabilized in 1997 at approximately $142 per Unit, as Properties reached completion and became fully leased. Since the Tax Credits have stabilized, the annual amount allocated to investors is expected to remain the same for about the first seven years. In years eight through ten, the credits are expected to decrease as Properties reach the end of the ten year credit period. However, because the Compliance Periods extend significantly beyond the Tax Credit periods, the Fund is expected to retain most of its interests in the Local Limited Partnerships for the foreseeable future.

Property discussions

The Fund's investment portfolio consists of limited partnership interests in ten Local Limited Partnerships, each of which own and operate a multi-family apartment complex. A majority of the Properties in which the Fund has an interest have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Fund's business, may desire to dispose of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, the Local General Partner of Live Oaks Plantation, located in West Palm Beach, Florida, indicated a desire to transfer its interest in the Local Limited Partnership to a replacement Local General Partner. Accordingly, the Managing General Partner began working with the Local General Partner to identify an acceptable replacement. Negotiations to replace the Local General Partner were then delayed due to an audit by the Internal Revenue Service ("IRS"). The audit focused on the tax treatment of certain items, such as land improvements, impact fees, utility fees and developer fees. In April 2002, the Florida office of the IRS issued their report indicating an eligible basis reduction of approximately $1,000,000, which would reduce the amount of Tax Credits and losses generated by the Property. The Local General Partner filed an appeal of the report to the Washington D.C. office of the IRS. The appeal was successful, and during April 2003 a settlement was reached whereby the eligible basis was reduced by approximately $93,000. As a result, the Fund will have recapture and a reduction of previously taken Tax Credits that will amount to approximately $2 per Unit. Future Tax Credits will also be reduced by approximately $0.25 per Unit. Negotiations to replace the Local General Partner have resumed since the settlement was reached. In conjunction with the potential transfer, the Local General Partner agreed to replace his affiliated on-site management company, and in February 2001, a new on-site management company began managing the Property's operations. The new management company has improved Property operations and occupancy. The Fund has advanced a significant amount of Reserves to the Property to fund capital improvements and deferred maintenance expenses. As a result of the changes in site management and the capital improvements made to the Property, the Property's operations have improved significantly.

Turnover at Green Wood Apartments, located in Gallatin, Tennessee, has caused a decline in Property operations. Although the economy in Gallatin is growing, the major employers of tenants qualifying for affordable housing have had layoffs. Rents have been reduced in an effort to stabilize occupancy. The Local General Partner has funded the operating deficit, but it is likely that the Fund will have to use some of its Reserves to fund the Property's operating deficits.

Other Transactions

On May 15, 2003, MuniMae Midland announced its intention to acquire Lend Lease's Housing and Community Investing (HCI) business. The newly formed organization, MMA Financial, will combine HCI with MuniMae Midland, a provider of debt and equity financing solutions for the affordable housing market. The transaction remains subject to final due diligence, legal agreements and regulatory approvals with no guarantee that the acquisition will be completed. The two companies are targeting to complete the transaction by July 1, 2003.

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2003 and 2002.

Since most Properties benefit from some form of governmental assistance, the Fund is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a property are subject to recapture to the extent that the property, or any portion thereof, ceases to qualify for the Tax Credits.

Certain Properties in which the Fund has invested are located in areas suffering from poor economic conditions. Such conditions could have an adverse effect on the rent or occupancy levels at such properties. Nevertheless, the Managing General Partner believes that the generally high demand for below market rate housing will tend to negate such factors. However, no assurance can be given in this regard.

Item 7.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
----------------------------------------------------------------------------

None.
                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Fund is Arch Street VIII Limited Partnership, a Massachusetts limited partnership (the "General Partner"), an affiliate of Lend Lease. The General Partner was formed in August 1993. The Investment Committee of the General Partner approves all investments. The names and positions of the principal officers and directors of the General Partner are set forth below.

Name     Position

Jenny Netzer                 Principal, Head of Housing and Community Investment
Michael H. Gladstone         Principal, Member
Lauren M. Guillette          Principal, Member

The other General Partner of the Partnership is Arch Street VI Limited Partnership, a Massachusetts limited partnership ("Arch Street VI L.P.")
that was organized in December 1990. The General Partner of Arch Street VI L.P. is Arch Street VIII, Inc.

The General Partner provides day-to-day management of the Fund. Compensation is discussed in Item 10 of this report. Such day-to-day management does not include the management of the properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 47, Principal, Head of Housing and Community Investment Group
- Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 46, Principal, Member - Mr. Gladstone is responsible for legal work in the areas of affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University
(BA) and Cornell University (J.D. & MBA).

Lauren M. Guillette, age 38, Principal, Member - Ms. Guillette is responsible for legal work in the areas of affordable and conventional housing and investment products and services. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1996 as the firm's Assistant General Counsel. Prior to joining Boston Financial, Ms. Guillette was associated with the law firm of Peabody & Brown where she practiced real estate syndication and securities law. Ms. Guillette is a graduate of McGill University (BA) and Suffolk University (J.D.).

Item 10.  Management Remuneration

Neither the partners of Arch Street VIII Limited Partnership nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2003, the following entities are the only entities known to the Fund to be the beneficial owners of more than 5% of the Units outstanding:

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

The equity securities registered by the Fund under Section 12(g) of the Act consist of 200,000 Units, 36,497 of which have been sold to the public as of March 31, 2003. Holders of Units are permitted to vote on matters affecting the Fund only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Fund.

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

Item 12.  Certain Relationships and Related Transactions

The Fund is required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates (including Lend Lease) in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates (including Lend Lease) in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partner is entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partner will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the years ended March 31, 2003 and 2002 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the Fees paid and expense reimbursements made in the two years end March 31, 2003 is as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Fund was required to pay certain fees to and reimburse expenses of the General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $4,664,369 have been charged directly to Limited Partners' equity. In connection therewith, $2,828,918 of selling expenses and $1,835,451 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the General Partner. The Fund may be required to pay a non-accountable expense allowance for marketing expense equal to a maximum of 1% of Gross Proceeds. The Fund has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partner. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. There were no organizational fees and expenses paid for the two years ended March 31, 2003.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund was required to pay acquisition fees to and reimburse acquisition expenses of the General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 6% of the Gross Proceeds.

Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of the Gross Proceeds. Acquisition fees totaling $2,189,820 for the closing of the Fund's Local Limited Partnership Investments were paid to an affiliate of the General Partner. Acquisition expenses totaling $335,196 were reimbursed to an affiliate of the General Partner. There were no acquisition fees and expenses paid for the two years ended March 31, 2003.

Asset management fees

In accordance with the Partnership Agreement, an affiliate of the General Partner currently receives 0.50% (annually adjusted by the CPI factor) of Gross Proceeds annually as an Asset Management Fee for administering the affairs of the Fund. Asset Management Fees incurred in the years ended March 31, 2003 and 2002 are as follows:

                                                        2003             2002
                                                  ------------     -----------

Asset management fees                            $    222,596     $   218,655

Salaries and benefits expense reimbursement

An affiliate of the General Partner is reimbursed for the cost of certain salaries and benefits expenses which are incurred by an affiliate of the General Partner on behalf of the Fund. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in the years ended March 31, 2003 and 2002 are as follows:
                                                       2003             2002
                                                  ------------     -----------

Salaries and benefits expense reimbursement     $     69,755     $    38,914

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partner of the Fund, Arch Street VIII Limited Partnership, receives 1% of cash distributions made to partners. As of March 31, 2003, the Fund has not paid any cash distributions to partners.

Additional information concerning cash distributions and other fees paid or payable to the General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates during each of the two years ended March 31, 2003 is presented in Note 5 to the Financial Statements.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(b)      Exhibits

     99.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(c) Reports on Form 8-K

     No Reports on Form 8-K were filed during the year ended March 31, 2003.

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Fund's evaluation within 120 days prior to filing this Form 10-KSB, the Fund's director has concluded that the Fund's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

      BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

      By:   Arch Street VIII, Limited Partnership
            its General Partner

     By:   /s/Jenny Netzer                              Date:    June 27, 2003
           ---------------------------------------              -------------
           Jenny Netzer
           Principal, Head of Housing and
           Community Investment


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                             Date:    June 27, 2003
           ---------------------------------------               -------------
           Jenny Netzer
           Director


     By:   /s/Michael H. Gladstone                    Date:    June 27, 2003
           -----------------------------                       -------------
           Michael H. Gladstone
           Director

I, Jenny Netzer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Boston Financial Tax Credit Fund VIII:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 120 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalents functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     June 27, 2003                           /s/Jenny Netzer
                                                  -------------------------
                                                  Jenny Netzer
                                                  Principal, Head of Housing and
                                                  Community Investment

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Boston Financial Tax Credit Fund VIII (the "Fund") on Form 10-KSB for the year ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.



                                                 /s/Jenny Netzer
                                                 Jenny Netzer
                                                 Principal, Head of Housing and
                                                 Community Investment
                                                 Date:  June 27, 2003






          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2003

                                      INDEX


                                                                               Page No.


     Report of Independent Accountants
        For the years ended March 31, 2003 and 2002                              F-2

     Financial Statements

       Balance Sheet - March 31, 2003                                            F-3

       Statements of Operations - For the years ended
         March 31, 2003 and 2002                                                 F-4

       Statements of Changes in Partners' Equity (Deficiency) -
         For the years ended March 31, 2003 and 2002                             F-5

       Statements of Cash Flows - For the years ended
         March 31, 2003 and 2002                                                 F-6

       Notes to the Financial Statements                                         F-7




                        Report of Independent Accountants


To the Partners of
Boston Financial Tax Credits Fund VIII, A Limited Partnership:


In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Tax Credits Fund VIII, A Limited Partnership (the "Fund") as of March 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. The Fund accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Fund's investment in Local Limited Partnerships is stated at $14,265,411 at March 31, 2003, and the Fund's equity in earnings (losses) of Local Limited Partnerships is stated at $(1,945,410) and $(2,375,043) for the years ended March 31, 2003 and 2002, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Fund's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

As described in Note 7, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as of April 1, 2002.



/s/PricewaterhouseCoopers LLP
June 24, 2003
Boston, Massachusetts

                   BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                           LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                 March 31, 2003




Assets


Cash and cash equivalents                                                                 $      203,002
Marketable securities, at fair value (Note 3)                                                     96,390
Investments in Local Limited Partnerships (Note 4)                                            14,265,411
Other assets                                                                                       1,028
                                                                                          --------------
     Total Assets                                                                         $   14,565,831
                                                                                          ==============

Liabilities and Partners' Equity

Due to affiliate (Note 5)                                                                 $      587,804
Accrued expenses                                                                                  24,806
                                                                                          --------------
     Total Liabilities                                                                           612,610
                                                                                          --------------

General, Initial and Investor Limited Partners' Equity                                        13,950,015
Net unrealized gains on marketable securities                                                      3,206
                                                                                          --------------
     Total Partners' Equity                                                                   13,953,221
                                                                                          ----------------
     Total Liabilities and Partners' Equity                                               $   14,565,831
                                                                                          ================
The accompanying notes are an integral part of these financial statements.

                    BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                               LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2003 and 2002


                                                                                  2003           2002
                                                                             -------------   -------------

Revenue:
   Investment                                                                $      26,043   $      64,365
   Other                                                                             1,360           2,250
                                                                             -------------   -------------
       Total Revenue                                                                27,403          66,615
                                                                             -------------   -------------

Expenses:
   Asset management fees, related party (Note 5)                                   222,596         218,655
   General and administrative (includes
     reimbursements to an affiliate in the
     amounts of $69,755 and $38,914 in 2003 and
     2002, respectively) (Note 5)                                                  153,945         124,390
   Provision for valuation of investments in Local
     Limited Partnerships (Note 4)                                                 312,126               -
   Provision for valuation of advances to
     Local Limited Partnerships (Note 4)                                                 -         957,322
   Amortization                                                                     29,944          29,944
                                                                             -------------   -------------
       Total Expenses                                                              718,611       1,330,311
                                                                             -------------   -------------

Loss before equity in losses of
   Local Limited Partnerships                                                     (691,208)     (1,263,696)

Equity in losses of Local Limited
   Partnerships (Note 4)                                                        (1,945,410)     (2,375,043)
                                                                             -------------   -------------

Net Loss                                                                     $  (2,636,618)  $  (3,638,739)
                                                                             =============   =============

Net Loss allocated:
   General Partner                                                           $     (26,366)  $     (36,387)
   Limited Partners                                                             (2,610,252)     (3,602,352)
                                                                             -------------   -------------
                                                                             $  (2,636,618)  $  (3,638,739)
Net Loss per Limited Partner Unit
    (36,497 Units)                                                           $     (71.52)   $      (98.70)
                                                                             ============    =============

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                           LIMITED PARTNERSHIP

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Deficiency)
                   For the Years Ended March 31, 2003 and 2002




                                                    Initial        Investor           Net
                                      General       Limited         Limited       Unrealized
                                     Partner        Partner        Partners          Gains            Total
                                    -----------    ---------    -------------     -----------    -------------

Balance at March 31, 2001           $  (114,094)   $     100    $  20,339,366     $    22,705    $  20,248,077
                                    -----------    ---------    -------------     -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                       -            -                 -        (8,596)           (8,596)
   Net Loss                             (36,387)           -       (3,602,352)              -       (3,638,739)
                                    -----------    ---------    -------------     -----------    -------------
Comprehensive Loss                      (36,387)           -       (3,602,352)        (8,596)       (3,647,335)
                                    -----------    ---------    --------------    -----------     --------------

Balance at March 31, 2002              (150,481)         100       16,737,014          14,109       16,600,742
                                    -----------    ---------    -------------     -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                       -            -                -      (10,903)            (10,903)
   Net Loss                             (26,366)           -       (2,610,252)              -       (2,636,618)
                                    -----------    ---------    -------------     -----------    -------------
Comprehensive Loss                      (26,366)           -       (2,610,252)       (10,903)       (2,647,521)
                                    -----------    ---------    --------------   ------------    --------------

Balance at March 31, 2003           $  (176,847)   $     100    $  14,126,762     $     3,206    $  13,953,221
                                    ===========    =========    =============     ===========    =============


The accompanying notes are an integral part of these financial statements.

                    BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                               LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2003 and 2002


                                                                                  2003           2002
                                                                             -------------   -------------

Cash flows from operating activities:
   Net Loss                                                                  $  (2,636,618)  $  (3,638,739)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                              1,945,410       2,375,043
     Provision for valuation of investments in Local
       Limited Partnerships                                                        312,126               -
     Provision for valuation of advances to Local
       Limited Partnerships                                                              -         957,322
     Amortization                                                                   29,944          29,944
     Gain on sales of marketable securities                                        (10,422)         (8,721)
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
       Other assets                                                                  6,047          11,134
       Due to affiliate                                                            (82,864)        170,992
       Accrued expenses                                                             (3,709)        (22,956)
                                                                             -------------   -------------
Net cash used for operating activities                                            (440,086)       (125,981)
                                                                             -------------   -------------
Cash flows from investing activities:
   Proceeds from sales and maturities of
     marketable securities                                                         456,675         851,572
   Advances to Local Limited Partnerships                                                -        (957,322)
   Cash distributions received from Local
     Limited Partnerships                                                          128,843         208,723
                                                                             -------------   -------------
Net cash provided by investing activities                                          585,518         102,973
                                                                             -------------   -------------

Net increase (decrease) in cash and cash equivalents                               145,432         (23,008)

Cash and cash equivalents, beginning                                                57,570          80,578
                                                                             -------------   -------------
Cash and cash equivalents, ending                                            $     203,002   $      57,570
                                                                             =============   =============


The accompanying notes are an integral part of these financial statements.

                    BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                               LIMITED PARTNERSHIP


                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes which areeligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund's objectives are to: (i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; ii) provide limited cash distributions from the operations of apartment complexes; and iii) preserve and protect the Fund's capital. Arch Street VIII Limited Partnership ("Arch Street L.P."), a Massachusetts limited partnership consisting of Arch Street VIII, Inc., a Massachusetts corporation ("Arch Street, Inc.") as the sole general partner and Lend Lease Real Estate Investments, Inc. as the sole limited partner, is the sole General Partner of the Fund. Arch
Street L.P. and Arch Street, Inc. are affiliates of Lend Lease Real Estate Investments, Inc. ("Lend Lease"). The fiscal year of the Fund ends on March 31.

The Partnership Agreement authorizes the sale of up to 200,000 Units of limited partnership interest ("Units") at $1,000 per Unit in series. The first series offered 50,000 Units. On July 29, 1994, the Fund held its final investor closing. In total, the Fund received $36,497,000 of capital contributions from investors admitted as Limited Partners, for a total of 36,497 Units.

Under the terms of the Partnership Agreement, the Fund originally designated 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 2003, the General Partner has designated $299,392 of cash, cash equivalents and marketable securities as such Reserve.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partner. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partner, after certain priority payments. The General Partner has an obligation to fund deficits in its capital account, subject to limits set forth in the Partnership Agreement.

2.       Significant Accounting Policies

Cash Equivalents

Cash equivalents represent short-term, highly liquid instruments with original maturities of 90 days or less. At times, cash and cash equivalents exceed federally insurable limits. The Fund mitigates this risk by investing in major financial institutions.

Marketable Securities

The Fund's investments in securities are classified as "Available for Sale" securities and reported at fair value as reported by the brokerage firm at which the securities are held. All marketable securities have fixed maturities. Realized gains and losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity.

                    BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                               LIMITED PARTNERSHIP

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Fund accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Fund does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Fund investments where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "Other Revenue" in the accompanying financial statements.

The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Fund as such credits are allocated to partners for use in offsetting their Federal income tax liability.

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

The Fund provides advances to the Local Limited Partnerships to finance operations or to make debt service payments. The Fund assesses the collectibility of these advances at the time the advance is made and records a reserve if collectibility is not reasonably assured.

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

The General Partners have decided to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2002 and 2001.

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

3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                       Gross          Gross
                                                                       Unrealized     Unrealized         Fair
                                                            Cost          Gains          Losses          Value
                                                       -----------     -----------    -----------    -----------
Debt securities issued by the US Treasury
   and other US government corporations
   and agencies                                        $    49,992     $     1,487    $         -    $    51,479

Mortgage backed securities                                  43,192           1,719              -         44,911
                                                       -----------     -----------    -----------    ------------

Marketable securities at March 31, 2003                $    93,184     $     3,206    $         -    $    96,390
                                                       ===========     ===========    ===========    ============

The contractual maturities at March 31, 2003 are as follows:
                                                                                      Fair
                                                                      Cost            Value

Due in less than one year                                         $    49,992      $    51,479
Mortgage backed securities                                             43,192           44,911
                                                                  -----------      -----------
                                                                  $    93,184      $    96,390
                                                                  ===========      ===========

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $259,000 and $567,000 during the years ended March 31, 2003 and 2002, respectively. Proceeds from the maturities of marketable securities were approximately $198,000 and $284,000 during the years ended March 31, 2003 and 2002, respectively. Included in investment income are gross gains of $10,422 and $8,721 which were realized on the sales during the years ended March 31, 2003 and 2002, respectively.

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

The following is a summary of investments in Local Limited Partnerships at March
31, 2003:

Capital contributions and advances paid to Local Limited Partnerships                            $  30,400,092

Cumulative equity in losses of Local Limited Partnerships                                          (14,668,014)

Cumulative cash distributions received from Local Limited Partnerships                                (836,655)
                                                                                                 ------------- -

Investments in Local Limited Partnerships before adjustments                                        14,895,423

Excess of investment costs over the underlying assets acquired:

     Acquisition fees and expenses                                                                   1,048,010

     Cumulative amortization of acquisition fees and expenses                                         (230,663)
                                                                                                 -------------

Investments in Local Limited Partnerships before reserve for valuation                              15,712,770

Reserve for valuation of investments in Local Limited Partnerships                                  (1,447,359)
                                                                                                 -------------

Investments in Local Limited Partnerships                                                        $  14,265,411
                                                                                                 ==============

The Fund has recorded a reserve for valuation for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

                    BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                               LIMITED PARTNERSHIP

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4. Investments in Local Limited Partnerships (continued)

Summarized financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2002 and 2001 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                  2002             2001
                                                                             -------------     -------------
Assets:
   Investment property, net                                                  $  55,354,102     $  57,645,366
   Other assets                                                                  3,656,189         3,620,923
                                                                             -------------     -------------
     Total Assets                                                            $  59,010,291     $  61,266,289
                                                                             =============     =============
Liabilities and Partners' Equity:
   Mortgage notes payable                                                    $ 34,292,376      $  34,899,533
   Other liabilities                                                            11,192,498        10,454,337
                                                                             -------------     -------------
     Total Liabilities                                                          45,484,874        45,353,870
                                                                             -------------     --------------
Fund's Equity                                                                   14,003,547        16,072,612
Other partners' equity                                                            (478,130)         (160,193)
                                                                             -------------     -------------
   Total Equity                                                                 13,525,417        15,912,419
                                                                             -------------     -------------
     Total Liabilities and Partners' Equity                                  $  59,010,291     $  61,266,289
                                                                             =============     =============
Summarized Income Statements - for the year
ended December 31,

Rental and other income                                                      $   8,740,215     $   8,489,157
                                                                             -------------     -------------

Expenses:
   Operating                                                                     5,231,459         5,273,558
   Interest                                                                      3,013,174         3,045,586
   Depreciation and amortization                                                 2,544,040         2,571,046
                                                                             -------------    --------------
     Total Expenses                                                             10,788,673        10,890,190
                                                                             -------------     -------------

Net Loss                                                                     $  (2,048,458)    $  (2,401,033)
                                                                             =============     =============
Fund's share of Net Loss (2001 includes adjustment from prior year)          $  (1,945,410)    $  (2,375,043)
Other partners' share of Net Loss                                            $    (103,048)    $    (116,199)


The Fund's equity as reflected by the Local Limited Partnerships of $14,003,547 differs from the Fund's investments in Local Limited Partnerships before adjustments of $14,895,423 primarily because of advances to Local Limited Partnerships which the Fund has included in investments in Local Limited Partnerships.

5.   Transactions with Affiliates

An affiliate of the General Partner receives the base amount of 0.50% (annually adjusted by the CPI factor) of the Gross Proceeds as the annual Asset Management Fee for administering the affairs of the Fund. Asset Management Fees of $222,596 and $218,655 for the years ended March 31, 2003 and 2002, respectively, have been included in expenses. Included in accounts payable to affiliates at March 31, 2003 is $540,604 of Asset Management Fees due

                    BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                               LIMITED PARTNERSHIP

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


5. Transactions with Affiliates (continued)

to an affiliate of the General Partner. During the years ended March 31, 2003 and 2002, $325,215 and $50,000, respectively, were paid out of available cash flow to an affiliate of the General Partner for Asset Management Fees.

An affiliate of the General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2003 and 2002, is $69,755 and $38,914, respectively, that the Fund incurred for these expenses. As of March 31, 2003, $47,200 is payable to an affiliate of the General Partner for salaries and benefits.

6.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2003 and 2002 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2002 and 2001:

                                                                                    2003              2002
                                                                                -------------    -------------

Net Loss per financial statements                                                 $(2,636,618)    $(3,638,739)

Equity in losses of Local Limited Partnerships for financial
   reporting purposes in excess of equity in losses for tax purposes                   81,595          257,841

Adjustment to reflect March 31 fiscal year end
   to December 31 tax year end                                                         40,339            3,640

Provision for valuation of investments in Local Limited Partnerships
   not deductible for tax purposes                                                    312,126                -

Provision for valuation of advances to Local Limited
   Partnerships not deductible for tax purposes                                             -          957,322

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                    (8,165)          (8,165)
                                                                                -------------    -------------

Net Loss per tax return                                                         $  (2,210,723)   $  (2,428,101)
                                                                                =============    =============

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2003 and December 31, 2002, respectively are as follows:

                                                      Financial
                                                      Reporting                 Tax
                                                      Purposes                Purposes          Differences
                                                   -------------           -------------       -------------

Investments in Local Limited Partnerships          $  14,265,411           $  13,218,610       $   1,046,801
                                                   =============           =============       ==============
Other assets                                       $     300,420           $   5,120,400       $   4,819,980
                                                   =============           =============       ==============
Liabilities                                        $     612,610           $     536,760       $      75,850
                                                   =============           =============       ==============

The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $2,307,000 greater than for financial reporting purposes; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $54,000; (iii) the Fund has provided a reserve for valuation of approximately $1,447,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iv) organizational and offering costs of approximately $4,664,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

                    BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                               LIMITED PARTNERSHIP

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


7.   Newly Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). VIEs are generally defined as entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest.

FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Fund will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Fund will hold a significant variable interest in, or have significant involvement with, an existing VIE. Pursuant to the transitional requirements of FIN 46, the guidance is effective as of the quarter beginning July 1, 2003. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46.

The Managing General Partner is still assessing the impacts of this interpretation. However, if a determination is made that the Local Limited Partnerships met the definition of a VIE, it is reasonably possible that the Fund will be considered the primary beneficiary of the Local Limited Partnerships and therefore would need to consolidate these entities beginning on July 1, 2003. The assets and liabilities of these entities at December 31, 2002 were approximately $59,010,000 and $45,485,000, respectively.

Effective April 1, 2002, the Fund adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. Adoption of SFAS No. 144 did not have a significant effect on the Fund's financial statements.