Form 10QSB
period 2003-06-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2003-08-13
CIK 911568

August 14, 2003




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re: Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended June 30, 2003
       File Number 0-26522



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

For the quarterly period ended                                June 30, 2003

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

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                              Page No.

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2003                                               1

         Statements of Operations (Unaudited) - For the Three
            Months Ended June 30, 2003 and 2002                                                  2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Three Months Ended June 30, 2003                               3

         Statements of Cash Flows (Unaudited) - For the Three
            Months Ended June 30, 2003 and 2002                                                  4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     6


Item 3.  Controls and Procedures                                                                 9

PART II - OTHER INFORMATION

Items 1-6                                                                                       10


SIGNATURE                                                                                       11




    BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


                                  BALANCE SHEET
                                  June 30, 2003
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                 $      270,889
Marketable securities, at fair value                                                              83,001
Investments in Local Limited Partnerships                                                     13,730,947
Other assets                                                                                         286
     Total Assets                                                                         $   14,085,123

Liabilities and Partners' Equity

Due to affiliate                                                                          $      660,343
Accrued expenses                                                                                  14,988
     Total Liabilities                                                                           675,331

General, Initial and Investor Limited Partners' Equity                                        13,407,805
Net unrealized gains on marketable securities                                                      1,987
     Total Partners' Equity                                                                   13,409,792
     Total Liabilities and Partners' Equity                                               $   14,085,123

 The accompanying notes are an integral part of these financial statements.

    BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)



                                                                                    2003                2002

Revenue:
   Investment                                                                   $       1,975      $      16,686
   Other                                                                                    -              1,260
       Total Revenue                                                                    1,975             17,946
Expenses:
   Asset management fees, related party                                                56,645             55,317
   Provision for valuation of advances to
     Local Limited Partnerships                                                        40,000                  -
   General and administrative (includes
     reimbursements to an affiliate in the
     amounts of $15,894 and $19,956 in 2003 and
     2002, respectively)                                                               32,842             36,325
   Amortization                                                                         7,485              7,486
       Total Expenses                                                                 136,972             99,128
Loss before equity in losses of Local Limited Partnerships                           (134,997)           (81,182)

Equity in losses of Local Limited Partnerships (Note 1)                              (407,213)          (448,250)
Net Loss                                                                        $    (542,210)     $    (529,432)

Net Loss allocated:
   General Partner                                                              $      (5,422)     $      (5,294)
   Limited Partners                                                                  (536,788)          (524,138)
                                                                                $    (542,210)     $    (529,432)
Net Loss per Limited Partner Unit
   (36,497 Units)                                                               $      (14.71)     $       (14.36)

 The accompanying notes are an integral part of these financial statements.

    BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2003
                                   (Unaudited)




                                                       Initial       Investor           Net
                                        General        Limited        Limited       Unrealized
                                         Partner       Partner        Partners         Gains            Total

Balance at March 31, 2003             $  (176,847)   $     100    $   14,126,762    $     3,206    $  13,953,221

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -         (1,219)          (1,219)
   Net Loss                                (5,422)           -          (536,788)             -         (542,210)
Comprehensive Loss                         (5,422)           -          (536,788)        (1,219)        (543,429)

Balance at June 30, 2003              $  (182,269)   $     100    $   13,589,974    $     1,987    $  13,409,792


 The accompanying notes are an integral part of these financial statements.

    BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)


                                                                                    2003              2002

Net cash used for operating activities                                          $     (24,154)   $    (338,338)
Net cash provided by investing activities                                              92,041          391,792
Net increase in cash and cash equivalents                                              67,887           53,454

Cash and cash equivalents, beginning                                                  203,002           57,570
Cash and cash equivalents, ending                                               $     270,889    $     111,024



 The accompanying notes are an integral part of these financial statements.

    BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


                          Notes to Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form10-KSB for the year ended March 31, 2003. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2003 and 2002.

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

The following is a summary of investments in Local Limited Partnerships at June
30, 2003:

Capital contributions and advances paid to Local Limited Partnerships                            $  30,440,092

Cumulative equity in losses of Local Limited Partnerships                                          (15,075,227)

Cumulative cash distributions received from Local Limited Partnerships                                (956,421)

Investments in Local Limited Partnerships before adjustments                                        14,408,444

Excess of investment costs over the underlying assets acquired:

     Acquisition fees and expenses                                                                   1,048,010

     Cumulative amortization of acquisition fees and expenses                                         (238,148)

Investments in Local Limited Partnerships before reserve for valuation                              15,218,306

Reserve for valuation of investments in Local Limited Partnerships                                  (1,487,359)

Investments in Local Limited Partnerships                                                        $  13,730,947


For the three months ended June 30, 2003, the Fund advanced $40,000 to one of the Local Limited Partnerships, all of which was reserved. The Fund has recorded a reserve for valuation for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund's share of net losses of the Local Limited Partnerships for the three months ended June 30, 2003 is $407,213.

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

Liquidity and Capital Resources

At June 30, 2003, the Fund had cash and cash equivalents of $270,889, as compared to $203,002 at March 31, 2003. This increase is primarily attributable to cash distributions received from Local Limited Partnerships and proceeds from sales and maturities of marketable securities. These increases were partially offset by cash used for operations.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2003, $353,890 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $39,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2003, the Fund has advanced approximately $1,175,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund Fund operating deficits, if the Managing General Partner

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

deems funding appropriate. To date, the Fund has used approximately $257,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2003, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2003.

Results of Operations

For the three months ended June 30, 2003, the Fund's operations resulted in a net loss of $542,210, as compared to $529,432 for the three months ended June 30, 2002. The increase in net loss is primarily attributable to a increase in provision for valuation of investments in Local Limited Partnerships due to advances made in the current year to certain properties that required operating funds.

Portfolio Update

The Fund's investment portfolio consists of limited partnership interests in ten Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,101 per Limited Partner Unit, with approximately $142, $134 and $52 of Tax Credits expected to be generated for 2003, 2004 and 2005, respectively. In the aggregate, actual and estimated Tax Credits will enable the Fund to meet the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set aside requirements for at least 15 years from the date the property is completed (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2008 and continuing through 2009, the Compliance Period of the ten Properties in which the Fund has an interest will expire. It is unlikely that the Managing General Partner will be able to dispose of the Fund's Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved.

Property Discussions

A majority of the Properties in which the Fund has an interest have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or
iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

Subsequent to reaching a settlement with the IRS, negotiations to replace the Local General Partner resumed. Effective June 28, 2003, an affiliate of the Managing General Partner replaced the Local General Partner. The Managing General Partner continues to seek a permanent replacement Local General Partner.

Turnover at Green Wood Apartments, located in Gallatin, Tennessee, has caused a decline in Property operations. Although the economy in Gallatin is growing, the major employers of tenants qualifying for affordable housing have had layoffs. Rents have been reduced in an effort to stabilize occupancy. The Local General Partner has funded the operating deficit, enabling the Property to remain current on its loan obligations, but it is likely that the Fund will need to use some of its Reserves to fund the Property's operating deficits.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Fund's evaluation as of the end of the period covered by this report, the Fund's director has concluded that the Fund's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Fund's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

          31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2003

      BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14, 2003             BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                    A LIMITED PARTNERSHIP


                                    By:   Arch Street VIII Limited Partnership,
                                          its General Partner



                                    /s/Jenny Netzer
                                    Jenny Netzer
                                    Executive Vice President
                                    MMA Financial, LLC