Form 10QSB
period 2003-09-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2003-11-13
CIK 911568

November 13, 2003




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re: Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended September 30, 2003 File Number 0-26522



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

For the quarterly period ended      September 30, 2003
                              ------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                   to
                               -----------------   ---------------------------

Commission file number 0-26522

Boston Financial Tax Credit Fund VIII, A Limited Partnership
------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


 Massachusetts                                   04-3205879
-------------------                         -------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


   101 Arch Street, Boston, Massachusetts                    02110-1106
---------------------------------------------       --------------------------
  (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code   (617) 439-3911
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

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2003                                          1

         Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 2003 and 2002                                              2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 2003                             3

         Statements of Cash Flows (Unaudited) - For the Six
           Months Ended September 30, 2003 and 2002                                              4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   6


Item 3.  Controls and Procedures                                                                 9

PART II - OTHER INFORMATION

Items 1-6                                                                                       10

SIGNATURE                                                                                       11



          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership

                                  BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                 $      258,374
Marketable securities, at fair value                                                              75,073
Investments in Local Limited Partnerships (Note 1)                                            13,238,648
Other assets                                                                                         931
                                                                                          --------------
     Total Assets                                                                         $   13,573,026
                                                                                          ==============

Liabilities and Partners' Equity

Due to affiliate                                                                          $      732,894
Accrued expenses                                                                                  24,738
                                                                                          --------------
     Total Liabilities                                                                           757,632
                                                                                          --------------

General, Initial and Investor Limited Partners' Equity                                        12,814,200
Net unrealized gains on marketable securities                                                      1,194
                                                                                          --------------
     Total Partners' Equity                                                                   12,815,394
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $   13,573,026
                                                                                          ==============

   The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2003 and 2002
                                   (Unaudited)



                                                 Three Months Ended                      Six Months Ended
                                             September 30,     September 30,      September 30,      September 30,
                                                 2003              2002               2003               2002
                                           ---------------    -------------       -------------    ---------------
Revenue:
   Investment                             $          1,665    $       3,851      $        3,640    $        20,537
   Other                                                 -              100                   -              1,360
                                          ----------------    -------------      --------------    ---------------
       Total Revenue                                 1,665            3,951               3,640             21,897
                                          ----------------    -------------      --------------    ---------------


Expenses:
   Asset management fees, affiliates                56,645           55,317             113,290            110,634

   General and administrative (includes
     reimbursements to an affiliate in the
     amounts of $31,800 and $34,522
     in 2003 and 2002, respectively)                46,326           39,788              79,168             76,113
   Provision for valuation of advances
     to Local Limited Partnerships                       -                -              40,000                  -
   Amortization                                      7,486            7,486              14,971             14,972
                                          ----------------    -------------      --------------    ---------------
       Total Expenses                              110,457          102,591             247,429            201,719
                                          ----------------    -------------      --------------    ---------------

Loss before equity in losses of
   Local Limited Partnerships                     (108,792)         (98,640)           (243,789)          (179,822)


Equity in losses of Local
   Limited Partnerships (Note 1)                  (484,813)        (508,282)           (892,026)          (956,532)
                                          ----------------    -------------      --------------    ---------------


Net Loss                                  $       (593,605)   $    (606,922)     $   (1,135,815)       $(1,136,354)
                                          ================    =============      ==============    ===============

Net Loss allocated
   General Partner                        $         (5,936)   $      (6,070)     $      (11,358)   $       (11,364)
   Limited Partners                               (587,669)        (600,852)         (1,124,457)        (1,124,990)
                                          ----------------    -------------      --------------    ---------------

                                          $       (593,605)   $    (606,922)     $   (1,135,815)   $    (1,136,354)
                                          ================    =============      ==============    ===============

Net Loss per Limited
Partner Unit (36,497 Units)               $        (16.10)    $      (16.46)     $      (30.81)    $        (30.82)
                                          ===============     =============      =============     ===============



The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2003
                                   (Unaudited)




                                                       Initial       Investor           Net
                                        General        Limited       Limited        Unrealized
                                         Partner       Partner       Partners         Gains            Total
                                      ------------   ----------   --------------   ------------    -------------

Balance at March 31, 2003             $  (176,847)   $     100    $   14,126,762    $     3,206    $  13,953,221
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -         (2,012)          (2,012)
   Net Loss                               (11,358)           -        (1,124,457)             -       (1,135,815)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Loss                        (11,358)           -        (1,124,457)        (2,012)      (1,137,827)
                                      -----------    ---------    --------------    -----------    -------------

Balance at September 30, 2003         $  (188,205)   $     100    $   13,002,305    $     1,194    $  12,815,394
                                      ===========    =========    ==============    ===========    =============

The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2003 and 2002
                                   (Unaudited)


                                                                                    2003              2002
                                                                                -------------    -------------

Net cash used for operating activities                                          $     (43,861)   $    (400,256)

Net cash provided by investing activities                                              99,233          512,114
                                                                                -------------    -------------

Net increase in cash and cash equivalents                                              55,372          111,858

Cash and cash equivalents, beginning                                                  203,002           57,570
                                                                                -------------    -------------
Cash and cash equivalents, ending                                               $     258,374    $     169,428
                                                                                =============    =============

The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership

                          Notes to Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-KSB for the year ended March 31, 2003. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2003 and 2002.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2003:

Capital contributions and advances paid to Local Limited Partnerships                            $  30,440,092

Cumulative equity in losses of Local Limited Partnerships                                          (15,560,040)

Cumulative cash distributions received from Local Limited Partnerships                                (956,421)
                                                                                                 --------------

Investments in Local Limited Partnerships before adjustments                                        13,923,631

Excess of investment costs over the underlying assets acquired:

     Acquisition fees and expenses                                                                   1,048,010

     Cumulative amortization of acquisition fees and expenses                                         (245,634)
                                                                                                 -------------

Investments in Local Limited Partnerships before reserve for valuation                              14,726,007

Reserve for valuation of investments in Local Limited Partnerships                                  (1,487,359)
                                                                                                 -------------

Investments in Local Limited Partnerships                                                        $  13,238,648
                                                                                                 ==============

For the six months ended September 30, 2003, the Fund advanced $40,000 to one of the Local Limited Partnerships, all of which was reserved. The Fund has recorded a reserve for valuation for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund's share of net losses of the Local Limited Partnerships for the six months ended September 30, 2003 is $892,026.

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

Accounting Policies

The Fund's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

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

Liquidity and Capital Resources

At September 30, 2003, the Fund had cash and cash equivalents of $258,374, as compared to $203,002 at March 31, 2003. This increase is primarily attributable to cash distributions received from Local Limited Partnerships and proceeds from sales and maturities of marketable securities. These increases were partially offset by cash used for operations.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2003, $333,447 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $46,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2003, the Fund has advanced approximately $1,175,000 to Local Limited Partnerships to fund operating deficits.

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

Liquidity and Capital Resources (continued)

deems funding appropriate. To date, the Fund has used approximately $270,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2003, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2003.

Results of Operations

Three Month Period

For the three months ended September 30, 2003, the Fund's operations resulted in a net loss of $593,605, as compared to $606,922 for the three months ended September 30, 2002. The decrease in net loss is primarily attributable to a small decrease in equity in losses of Local Limited Partnerships.

Six Month Period

For the six months ended September 30, 2003, the Fund's operations resulted in a net loss of $1,135,815, as compared to $1,136,354 for the six months ended September 30, 2002. The Fund's net loss change was negligible, as a slight increase in provision for valuation of advances to Local Limited Partnerships was offset by a slight decrease in equity in losses of Local Limited Partnerships.

Portfolio Update

The Fund's investment portfolio consists of limited partnership interests in ten Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,101 per Limited Partner Unit, with approximately $142, $134 and $52 of Tax Credits expected to be generated for 2003, 2004 and 2005, respectively. In the aggregate, actual and estimated Tax Credits will enable the Fund to meet the objectives specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restrictions and set aside requirements for at least 15 years from the date the property is completed (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the Property's Tax Credits. Between 2008 and continuing through 2009, the Compliance Period of the ten Properties in which the Fund has an interest will expire. It is unlikely that the Managing General Partner will be able to dispose of the Fund's Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Several of the Properties in which the Fund has an interest have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or
iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, turnover at Green Wood Apartments, located in Gallatin, Tennessee, has caused a decline in Property operations. Although the economy in Gallatin is growing, the major employers of tenants qualifying for affordable housing have had layoffs. Rents have been reduced in an effort to stabilize occupancy, but rental revenues and working capital levels have decreased. The Local General Partner has funded the operating deficits, enabling the Property to remain current on its loan obligations, but it is likely that the Fund will need to use some of its Reserves to fund the Property's operating deficits.

Other Development

During the quarter ended September 30, 2003, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI will be combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial.

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

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                   31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                   32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2003

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 13, 2003           BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                    A LIMITED PARTNERSHIP


                                    By:   Arch Street VIII Limited Partnership,
                                    its General Partner



                                    /s/Jenny Netzer
                                    Jenny Netzer
                                    Executive Vice President
                                    MMA Financial, LLC