Form 10QSB
period 2003-12-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2004-02-12
CIK 911568

February 12, 2004




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re: Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended December 31, 2003 File Number 0-26522



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

For the quarterly period ended    December 31, 2003
                              -----------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                     to
                               ---------------         -------------------

                         Commission file number 0-26522

Boston Financial Tax Credit Fund VIII, A Limited Partnership
(Exact name of registrant as specified in its charter)


    Massachusetts                               04-3205879
---------------------------          --------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


   101 Arch Street, Boston, Massachusetts                     02110-1106
---------------------------------------------       -------------------------
  (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code     (617) 439-3911
                                                     ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2003                                           1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 2003 and 2002                                               2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 2003                             3

         Statements of Cash Flows (Unaudited) - For the Nine
           Months Ended December 31, 2003 and 2002                                               4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   6


Item 3.  Controls and Procedures                                                                 9

PART II - OTHER INFORMATION

Items 1-6                                                                                       10

SIGNATURE                                                                                       11



          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


                                  BALANCE SHEET
                                December 31, 2003
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                 $      309,004
Marketable securities, at fair value                                                              19,643
Investments in Local Limited Partnerships (Note 1)                                            11,959,367
Other assets                                                                                         134
                                                                                          --------------
     Total Assets                                                                         $   12,288,148
                                                                                          ==============

Liabilities and Partners' Equity

Due to affiliate                                                                          $      806,485
Accrued expenses                                                                                  31,389
                                                                                          --------------
     Total Liabilities                                                                           837,874
                                                                                          --------------

General, Initial and Investor Limited Partners' Equity                                        11,449,683
Net unrealized gains on marketable securities                                                        591
                                                                                          --------------
     Total Partners' Equity                                                                   11,450,274
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $   12,288,148
                                                                                          ==============

              The accompanying notes are an integral part of these
                             financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2003 and 2002
                                   (Unaudited)



                                                 Three Months Ended                      Nine Months Ended
                                             December 31,      December 31,       December 31,       December 31,
                                                 2003              2002               2003               2002
                                           ---------------    -------------      --------------    ---------------
Revenue:
   Investment                             $          1,484    $       2,978      $        5,124    $        23,515
   Other                                                 -                -                   -              1,360
                                          ----------------    -------------      --------------    ---------------
       Total Revenue                                 1,484            2,978               5,124             24,875
                                          ----------------    -------------      --------------    ---------------


Expenses:
   Asset management fees, affiliates                56,645           55,317             169,935            165,951

   General and administrative (includes
     reimbursements to an affiliate in the
     amounts of $48,746 and $40,046
     in 2003 and 2002, respectively)                30,075           29,995             109,243            106,108
   Provision for valuation of advances
     to Local Limited Partnerships (Note 1)              -                -              40,000                  -
   Provision for valuation of investments
     in Local Limited Partnerships (Note 1)      1,060,283                -           1,060,283                  -
   Amortization                                      7,486            7,486              22,457             22,458
                                          ----------------    -------------      --------------    ---------------
       Total Expenses                            1,154,489           92,798           1,401,918            294,517
                                          ----------------    -------------      --------------    ---------------

Loss before equity in losses of
   Local Limited Partnerships                   (1,153,005)         (89,820)         (1,396,794)          (269,642)


Equity in losses of Local
   Limited Partnerships (Note 1)                  (211,512)        (744,484)         (1,103,538)        (1,701,016)
                                          ----------------    -------------      --------------    ---------------


Net Loss                                  $     (1,364,517)   $    (834,304)     $   (2,500,332)   $   (1,970,658)
                                          ================    =============      ==============    ==============

Net Loss allocated
   General Partner                        $        (13,645)   $      (8,343)     $      (25,003)   $       (19,707)
   Limited Partners                             (1,350,872)        (825,961)         (2,475,329)        (1,950,951)
                                          ----------------    -------------      --------------    ---------------

                                          $     (1,364,517)   $    (834,304)     $   (2,500,332)   $    (1,970,658)
                                          ================    =============      ==============    ===============

Net Loss per Limited
Partner Unit (36,497 Units)               $        (37.01)    $      (22.63)     $      (67.82)    $        (53.45)
                                          ===============     =============      =============     ===============


              The accompanying notes are an integral part of these
                              financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2003
                                   (Unaudited)




                                           Initial          Investor        Net
                                        General        Limited        Limited        Unrealized
                                         Partner       Partner        Partners         Gains            Total
                                      ------------   -------------   -----------     ----------       ---------

Balance at March 31, 2003             $  (176,847)   $     100    $   14,126,762    $     3,206    $  13,953,221
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -         (2,615)          (2,615)
   Net Loss                               (25,003)           -        (2,475,329)             -       (2,500,332)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Loss                        (25,003)           -        (2,475,329)        (2,615)      (2,502,947)
                                      -----------    ---------    --------------    -----------    -------------

Balance at December 31, 2003          $  (201,850)   $     100    $   11,651,433    $       591    $  11,450,274
                                      ===========    =========    ==============    ===========    =============

              The accompanying notes are an integral part of these
                              financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2003 and 2002
                                   (Unaudited)


                                                                                    2003              2002
                                                                                -------------    -------------

Net cash used for operating activities                                          $     (48,128)   $    (413,005)

Net cash provided by investing activities                                             154,130          542,937
                                                                                -------------    -------------

Net increase in cash and cash equivalents                                             106,002          129,932

Cash and cash equivalents, beginning                                                  203,002           57,570
                                                                                -------------    -------------

Cash and cash equivalents, ending                                               $     309,004    $     187,502
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

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2003 and 2002.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2003:

Capital contributions and advances paid to Local Limited Partnerships                            $  30,440,092

Cumulative equity in losses of Local Limited Partnerships                                          (15,771,552)

Cumulative cash distributions received from Local Limited Partnerships                                (956,421)
                                                                                                 ------------- -

Investments in Local Limited Partnerships before adjustments                                        13,712,119

Excess of investment costs over the underlying assets acquired:

     Acquisition fees and expenses                                                                   1,048,010

     Cumulative amortization of acquisition fees and expenses                                         (253,120)
                                                                                                 -------------

Investments in Local Limited Partnerships before reserve for valuation                              14,507,009

Reserve for valuation of investments in Local Limited Partnerships                                  (2,547,642)
                                                                                                 -------------

Investments in Local Limited Partnerships                                                        $  11,959,367
                                                                                                 ==============

For the nine months ended December 31, 2003, the Fund advanced $40,000 to one of the Local Limited Partnerships, all of which was reserved. The Fund has also recorded a reserve for valuation for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund's share of net losses of the Local Limited Partnerships for the nine months ended December 31, 2003 is $1,103,538.

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

Liquidity and Capital Resources

At December 31, 2003, the Fund had cash and cash equivalents of $309,004, as compared to $203,002 at March 31, 2003. This increase is primarily attributable to cash distributions received from Local Limited Partnerships and proceeds from sales and maturities of marketable securities. These increases were partially offset by cash used for operations.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2003, $328,647 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $46,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2003, the Fund has advanced approximately $1,175,000 to Local Limited Partnerships to fund operating deficits.

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


Liquidity and Capital Resources (continued)

deems funding appropriate. To date, the Fund has used approximately $275,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2003, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2003.

Results of Operations

Three Month Period

For the three months ended December 31, 2003, the Fund's operations resulted in a net loss of $1,364,517, as compared to $834,304 for the three months ended December 31, 2002. The increase in net loss is primarily attributable to the current quarter increase in provision for valuation of investments in Local Limited Partnerships, which is a result of the Fund recognizing non-temporary declines in the carrying value of its investment in certain Local Limited Partnerships. This increase is partially offset by a decrease in equity in losses of Local Limited Partnerships due to a decrease in operating expenses at certain Local Limited Partnerships with higher deferred maintenance expenditures in the prior year.

Nine Month Period

For the nine months ended December 31, 2003, the Fund's operations resulted in a net loss of $2,500,332, as compared to $1,970,658 for the nine months ended December 31, 2002. The increase in net loss is primarily attributable to an increase in provision for valuation of investments in Local Limited Partnerships and is partially offset by a decrease in equity in losses of Local Limited Partnerships. This decrease in equity in losses of Local Limited Partnerships is primarily due to a decrease in operating expenses at certain Local Limited Partnerships with higher deferred maintenance expenditures in the prior year.

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

Several of the Properties in which the Fund has an interest have stabilized operations and operate above break-even. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, a few Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or
iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, turnover at Green Wood Apartments, located in Gallatin, Tennessee, had caused a decline in Property operations. Although the economy in Gallatin is growing, the major employers of tenants qualifying for affordable housing have had layoffs. Rents have been reduced in an effort to stabilize occupancy, and occupancy increased to 95% as of December 31, 2003. The Local General Partner has funded the operating deficits, enabling the Property to remain current on its loan obligations and the Fund used over $1,000,000 of its Reserves to fund the Property's operating deficits.

Other Development

During the period ended December 31, 2003, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI will be combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial.

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

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2003

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 12, 2004          BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                   A LIMITED PARTNERSHIP


                                   By:   Arch Street VIII Limited Partnership,
                                   its General Partner



                                   /s/Jenny Netzer
                                   Jenny Netzer
                                   Executive Vice President
                                   MMA Financial, LLC