Form 10KSB
period 2004-03-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2004-06-29
CIK 911568

June 30, 2004




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Boston Financial Tax Credit Fund VIII, A Limited Partnership Annual Report on Form 10-KSB for the Year Ended March 31, 2004 File Number 0-26522

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

For the fiscal year ended                    March 31, 2004
                        ----------------------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                 to
                              ----------------    ------------------------

                         Commission file number 0-26522

Boston Financial Tax Credit Fund VIII, Limited Partnership
     (Exact name of registrant as specified in its charter)

         Massachusetts                                     04-3205879
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

   101 Arch Street, Boston, Massachusetts                   02110-1106
---------------------------------------------              -------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code        (617) 439-3911
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

                        $28,801,000 as of March 31, 2004

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

     "Estimated Use of Proceeds"                                        Part III, Item 12

     "Management Compensation and Fees"                                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
        Credits and Cash Distributions"                                 Part III, Item 12





          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2004


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

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                          K-12
     Item 10      Management Remuneration                                    K-13
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                      K-13
     Item 12      Certain Relationships and Related Transactions             K-13
     Item 13      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                        K-15

CONTROLS AND PROCEDURES                                                      K-16
-----------------------

SIGNATURES                                                                   K-17
----------

CERTIFICATIONS                                                               K-18
--------------

                                     PART I


Item 1.  Business

Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership formed on August 25, 1993 under the laws of the Commonwealth of Massachusetts. The Fund's partnership agreement ("Partnership Agreement") authorizes the sale of up to 200,000 units of Limited Partnership Interest ("Unit") at $1,000 per Unit in series. The first series offered 50,000 Units. On July 29, 1994, the Fund held its final investor closing. In total, the Fund raised $36,497,000 ("Gross Proceeds") through the sale of 36,497 Units. Such amounts exclude a fractional unregistered Unit previously acquired for $100 by the Initial Limited Partner. The offering of Units terminated on March 29, 1995.

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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2004, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions in Local Limited Partnerships: (i) Green Wood Apartments, A Limited Partnership and Springwood Apartments, A Limited Partnership, representing 21.71%, have Flournoy Development Company as Local General Partner; (ii) Pike Place, A Limited Partnership and West End Place, A Limited Partnership, representing 12.90%, have Lindsey Management Company as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports which are herein incorporated by reference.

The Properties owned by Local Limited Partnerships in which the Fund has invested are, and will continue to be, subject to competition from existing and future apartment complexes in the same areas. The success of the Fund depends on many outside factors, most of which are beyond the control of the Fund and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Fund, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels;
(ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment or adverse changes in real estate laws, including building codes; and (iii) the possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases, or which suppress the ability of the Local Limited Partnerships to generate operating cash flow. Since most of the Properties benefit from some form of governmental assistance, the Fund is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Fund.

The Fund is managed by Arch Street VIII Limited Partnership, the sole General Partner of the Fund. The Fund, which does not have any employees, reimburses MMA Financial, LLC. an affiliate of the General Partner, for certain expenses and overhead costs. A complete discussion of the management of the Fund is set forth in Item 9 of this Report.

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

Each of the Local Limited Partnerships have received an allocation of Tax Credits from the relevant state tax credit agency. In general, the Tax Credits run for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Internal Revenue Service, in order to maintain eligibility for the Tax Credit at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements. To date, none of the Local Limited Partnerships have suffered an event of recapture of Tax Credits.

In addition, some of the Local Limited Partnerships have obtained one or a combination of different types of loans such as: i) below market rate interest loans; ii) loans provided by a redevelopment agency of the town or city in which the property is located at favorable terms; or iii) loans that have repayment terms that are based on a percentage of cash flow.

The schedule on the following pages provides certain key information on the Local Limited Partnership interests acquired by the Fund.


                                                       Capital Contributions     Mtge. loans                          Occupancy
Local Limited Partnership    Number           Total Committed    Paid Through    payable at                               at
Property Name                 of              at March 31,         March 31,     December 31,        Type of          March 31,
Property Location          Apt. Units                 2004           2004           2003             Subsidy*            2004
-------------------------  --------------     ----------------- ---------------  ---------------   -----------    ---------------


Green Wood Apartments,
   a Limited Partnership
Green Wood Apartments
Gallatin, TN                  164               $3,825,916           $3,825,916  $4,875,220        None                   83%

Webster Court Apartments
   a Limited Partnership
Webster Court Apartments
Kent, WA                      92                 2,318,078            2,318,078  2,698,883         None                   95%

Springwood Apartments
   a Limited Partnership (1)
Springwood Apartments
Tallahassee, FL               113                 2,499,202           2,499,202  3,655,827         None                   95%

Meadow Wood Associates
   of Pella, a Limited Partnership
Meadow Wood of Pella
Pella, IA                     30                   893,808              893,808  981,060           Section 8              90%

RMH Associates, a Limited
   Partnership (1)
Hemlock Ridge
Livingston Manor, NY          100                 1,697,298           1,697,298  1,715,844         Section 8              97%

Pike Place, a Limited
   Partnership (1)
Pike Place
Fort Smith, AR                 144                 1,915,328          1,915,328  3,060,959         None                  100%





                                                       Capital Contributions    Mtge. Loans                         Occupancy
Local Limited Partnership   Number           Total Committed      Paid Through   payable at                            At
Property Name                 of              at March 31,          March 31,    December 31,       Type of         March 31,
Property Location          Apt. Units                 2004              2004       2003             Subsidy*            2004
------------------------- --------------     ------------------- -------------  -----------------  -----------    ---------------

West End Place, a Limited
   Partnership (1)
West End Place
Springdale, AR                 120                 1,843,010          1,843,010  2,701,007          None                  100%

Oak Knoll Renaissance, a
   Limited Partnership
Oak Knoll Renaissance
Gary, IN                       256                 4,922,412          4,922,412  4,752,848          Section 8              97%

Beaverdam Creek Associates,
   a Limited Partnership (2)
Beaverdam Creek
Mechanicsville, VA             120                 3,629,140          3,629,140  3,137,700          None                   93%

Schickedanz Brothers Palm
   Beach Limited
Live Oaks Plantation
West Palm Beach, FL            218                 5,587,953          5,587,953  6,041,836          None                   93%
                             ------             -------------       ------------ ------------
                             1,357               $29,132,145        $29,132,145  $33,621,184
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

As of March 31, 2004, there were 1,192 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. For the years ended March 31, 2004 and 2003, no cash distributions were made.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------------

Executive Level Overview

The Fund's investment portfolio consists of limited partnership interests in ten Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,243 per Limited Partner Unit, with approximately $135 and $53 of Tax Credits expected to be generated for 2004 and 2005, respectively. In the aggregate, actual and estimated Tax Credits will enable the Fund to meet the objectives specified in the Fund's prospectus.

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

Other Development

During the year ended March 31, 2004, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI was combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial, LLC.

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

The Fund has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the investment is analyzed to consider the Fund's ability to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Fund's financial statements.

Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 by FIN46R in order to address certain technical and implementation issues, requires the Fund to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Fund is required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE on December 31, 2004.

This Interpretation would require consolidation by the Fund of certain Local Limited Partnerships' assets and liabilities and results of operations if the Fund determined that the Local Limited Partnership was a VIE and that the Fund was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Fund has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. Prior to the effective date of FIN 46, the Fund is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($10,211,513 at March 31, 2004).

Liquidity and capital resources

At March 31, 2004, the Fund had cash and cash equivalents of $341,433, as compared to $203,002 at March 31, 2003. The increase is primarily attributable cash distributions received from Local Limited Partnerships and proceeds from sales and maturities of marketable securities.

The Managing General Partner initially designated 5% of the Gross Proceeds, as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2004, $360,145 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $48,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2004, the Fund has advanced approximately $1,175,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $241,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2004, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made to Limited Partners during the two years ended March 31, 2004. It is expected that cash available for distribution, if any, will not be significant in fiscal year 2004. As funds from temporary investments are paid to Local Limited Partnerships or used in operations, interest earnings on those funds decrease. In addition, some of the properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

For the year ended March 31, 2004, the Fund's operations resulted in a net loss of $4,297,936, as compared to $2,636,618 for the year ended March 31, 2003. The increase in net loss is primarily attributable to an increase equity in losses of Local Limited Partnerships primarily caused by an impairment write-down at one of the Local Limited Partnerships, which was partially offset by the Fund's recording of unrecognized losses in the current year for this same investment, whose cumulative losses and distributions exceeded the Fund's total investment. In addition, net loss also increased due to increases in the provisions for valuation of investments in and advances to Local Limited Partnerships to appropriately reflect the estimated net realizable value of these investments. Low-income housing tax credits

The 2003 and 2002 tax credits were $142 and $142 per Unit, respectively. The Tax Credits per Limited Partner stabilized in 1997 at approximately $142 per Unit, as Properties reached completion and became fully leased. Since the Tax Credits have stabilized, the annual amount allocated to investors is expected to remain the same for about the first seven years. In years eight through ten, the credits are expected to decrease as Properties reach the end of the ten year credit period. However, because the Compliance Periods extend significantly beyond the Tax Credit periods, the Fund is expected to retain most of its interests in the Local Limited Partnerships for the foreseeable future.

Property discussions

Some of the Properties in which the Fund has an interest have stabilized operations and operate above break-even. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, a few Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or
iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, the Local General Partner of Live Oaks Plantation, located in West Palm Beach, Florida, indicated a desire to transfer its interest in the Local Limited Partnership to a replacement Local General Partner. Accordingly, the Managing General Partner began working with the Local General Partner to identify an acceptable replacement. Negotiations to replace the Local General Partner were then delayed due to an audit by the Internal Revenue Service ("IRS"). The audit focused on the tax treatment of certain items, such as land improvements, impact fees, utility fees and developer fees. In April 2002, the Florida office of the IRS issued their report indicating an eligible basis reduction of approximately $1,000,000, which would reduce the amount of Tax Credits and losses generated by the Property. The Local General Partner filed an appeal of the report to the Washington D.C. office of the IRS. The appeal was successful, and during April 2003 a settlement was reached whereby the eligible basis was reduced by approximately $93,000. As a result, the Fund had recapture of previously taken Tax Credits of approximately $2 per Unit. Future Tax Credits will also be reduced by approximately $0.25 per Unit. Subsequent to reaching a settlement with the IRS, negotiations to replace the Local General Partner resumed. Effective June 28, 2003, an affiliate of the Managing General Partner replaced the Local General Partner. The Managing General Partner continues to seek a permanent replacement Local General Partner. In addition, while occupancy and working capital levels have consistently remained adequate, the Property generated significant operating deficits in 2001 and 2002. The Partnership funded slightly more than $1,000,000 of deficits from Fund reserves. The Local General Partner anticipates that the recent increase in cash from operations will continue and will be sufficient to fund the monthly debt service.

As previously reported, turnover at Green Wood Apartments, located in Gallatin, Tennessee, had caused a decline in Property operations. Although the economy in Gallatin is growing, the major employers of tenants qualifying for affordable housing had layoffs. Rents were reduced in an effort to stabilize occupancy, and occupancy increased to 95% as of December 31, 2003. The Local General Partner has funded the operating deficits, enabling the Property to remain current on its loan obligations.

Meadow Wood of Pella, located in Pella, Iowa, has experienced operating deficits for the past several quarters due to reduced revenues resulting from low occupancy and high expenses. Operating deficits are expected to continue in 2004. The Local General Partner has funded the operating deficit, and the property has remained current on its debt service. The Managing General Partner will continue to closely monitor Property operations.

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2004 and 2003.

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

Certain Properties in which the Fund has invested are located in areas suffering from poor economic conditions. Such conditions could have an adverse effect on the rent or occupancy levels at such properties. Nevertheless, the General Partner believes that the generally high demand for below market rate housing will tend to negate such factors. However, no assurance can be given in this regard.

Item 7.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

None.
                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The General Partner of the Fund is Arch Street VIII Limited Partnership, a Massachusetts limited partnership (the "General Partner"), an affiliate of MMA Financial, LLC. The General Partner was formed in August 1993. The Investment Committee of the General Partner approves all investments. The names and positions of the principal officers and directors of the General Partner are set forth below.

Name                         Position

Jenny Netzer                 Executive Vice President, Tax Credit Equity Group
Michael H. Gladstone         Principal, Member

The General Partner provides day-to-day management of the Fund. Compensation is discussed in Item 10 of this report. Such day-to-day management does not include the management of the properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 48, Executive Vice President, Tax Credit Equity Group - Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined MMA Financial, LLC as a result of the Boston Financial and subsequent Lend Lease HCI acquisitions, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 47, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial, LLC. He joined MMA Financial, LLC as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University
(BA) and Cornell University (J.D. & MBA).

Item 10.  Management Remuneration

Neither the partners of Arch Street VIII Limited Partnership nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2004, the following entities are the only entities known to the Fund to be the beneficial owners of more than 5% of the Units outstanding:

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

The equity securities registered by the Fund under Section 12(g) of the Act of 1934 consist of 200,000 Units, 36,497 of which have been sold to the public. Holders of Units are permitted to vote on matters affecting the Fund only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Fund.

Arch Street VIII, Inc. owns a fractional (unregistered) Unit not included in the Units sold to the public.

Except as described in the preceding paragraphs, neither Arch Street VIII, Inc., Arch Street VIII Limited Partnership, MMA Financial, LLC nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Fund does not know of any existing arrangement that might at a later date result in a change in control of the Fund.

Item 12.  Certain Relationships and Related Transactions

The Fund is required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates (including MMA Financial, LLC) in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates (including MMA Financial, LLC) in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partner is entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partner will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the years ended March 31, 2004 and 2003 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the Fees paid and expense reimbursements made in the two years end March 31, 2004 is as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Fund was required to pay certain fees to and reimburse expenses of the General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $4,664,369 have been charged directly to Limited Partners' equity. In connection therewith, $2,828,918 of selling expenses and $1,835,451 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the General Partner. The Fund was also required to pay a non-accountable expense allowance for marketing expense equal to a maximum of 1% of Gross Proceeds. The Fund has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partner. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. There were no organizational fees and expenses paid for the two years ended March 31, 2004.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund was required to pay acquisition fees to and reimburse acquisition expenses of the General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 6% of the Gross Proceeds.

Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of the Gross Proceeds. Acquisition fees totaling $2,189,820 for the closing of the Fund's Local Limited Partnership Investments were paid to an affiliate of the General Partner. Acquisition expenses totaling $335,196 were reimbursed to an affiliate of the General Partner. There were no acquisition fees and expenses paid for the two years ended March 31, 2004.

Asset management fees

In accordance with the Partnership Agreement, an affiliate of the General Partner currently receives 0.50% (annually adjusted by the CPI factor) of Gross Proceeds annually as an Asset Management Fee for administering the affairs of the Fund. Asset Management Fees incurred in the years ended March 31, 2004 and 2003 are as follows:

                                         2004             2003
                                      ------------     -----------

Asset management fees                  $ 226,580     $   222,596

Salaries and benefits expense reimbursement

An affiliate of the General Partner is reimbursed for the cost of certain salaries and benefits expenses which are incurred by an affiliate of the General Partner on behalf of the Fund. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in the years ended March 31, 2004 and 2003 are as follows:
                                                  2004             2003
                                             ------------     -----------

Salaries and benefits expense reimbursement      74,805     $    69,755


Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partner of the Fund, Arch Street VIII Limited Partnership, receives 1% of cash distributions made to partners. As of March 31, 2004, the Fund has not paid any cash distributions to partners.

Additional information concerning cash distributions and other fees paid or payable to the General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA Financial, LLC and its affiliates during each of the two years ended March 31, 2004 is presented in Note 5 to the Financial Statements.

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

     No Reports on Form 8-K were filed during the year ended March 31, 2004.

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

      BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

      By:   Arch Street VIII Limited Partnership
            its General Partner

     By:/s/Jenny Netzer                            Date:    June 30, 2004
        --------------------------------------              -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                               Date:    June 30, 2004
           ---------------------------------------               -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC


     By:   /s/Michael H. Gladstone                       Date:   June 30, 2004
           -----------------------------                        -------------
           Michael H. Gladstone
           Principal
           MMA Financial, LLC

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2004
                                      INDEX


                                                                               Page No.

     Report of Independent Registered Public Accounting Firm
         For the years ended March 31, 2004 and 2003                             F-2

     Financial Statements

       Balance Sheet - March 31, 2004                                            F-3

       Statements of Operations - For the years ended
         March 31, 2004 and 2003                                                 F-4

       Statements of Changes in Partners' Equity (Deficiency) -
         For the years ended March 31, 2004 and 2003                             F-5

       Statements of Cash Flows - For the years ended
         March 31, 2004 and 2003                                                 F-6

       Notes to the Financial Statements                                         F-7


             Report of Independent Registered Public Accounting Firm



To the Partners of
Boston Financial Tax Credit Fund VIII, A Limited Partnership

In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Tax Credit Fund VIII, A Limited Partnership (the "Fund") at March 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Fund accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Fund's investment in Local Limited Partnerships is stated at $10,211,513 at March 31, 2004, and the Fund's equity in earnings (losses) of Local Limited Partnerships is stated at $(2,739,447) and $(1,945,410) for the years ended March 31, 2004 and 2003, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Fund's financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.




/s/PricewaterhouseCoopers LLP
June 24, 2004

                    BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                               LIMITED PARTNERSHIP



                                  BALANCE SHEET
                                 March 31, 2004




Assets

Cash and cash equivalents                                                                 $      341,433
Marketable securities, at fair value (Note 3)                                                     18,712
Investments in Local Limited Partnerships (Note 4)                                            10,211,513
Other assets                                                                                         142
                                                                                          --------------
     Total Assets                                                                         $   10,571,800
                                                                                          ==============

Liabilities and Partners' Equity

Due to affiliate (Note 5)                                                                 $      889,189
Accrued expenses                                                                                  30,012
                                                                                          --------------
     Total Liabilities                                                                           919,201
                                                                                          --------------

General, Initial and Investor Limited Partners' Equity                                         9,652,079
Net unrealized gains on marketable securities                                                        520
                                                                                          --------------
     Total Partners' Equity                                                                    9,652,599
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $   10,571,800
                                                                                          ==============

The accompanying notes are an integral part of these financial statements.

                    BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                               LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2004 and 2003


                                                                                  2004           2003
                                                                             -------------   -------------

Revenue:
   Investment                                                                $       5,996   $      26,043
   Other                                                                                 -           1,360
                                                                             -------------   -------------
       Total Revenue                                                                 5,996          27,403
                                                                             -------------   -------------

Expenses:
   Asset management fees, related party (Note 5)                                   226,580         222,596
   Provision for valuation of advances to
     Local Limited Partnerships (Note 4)                                            40,000               -
   Provision for valuation of investments in Local
     Limited Partnerships (Note 4)                                               1,116,000         312,126
   General and administrative (includes
     reimbursements to an affiliate in the
     amounts of $74,805 and $69,755 in 2004 and
     2003, respectively) (Note 5)                                                  153,220         153,945
   Amortization                                                                     28,685          29,944
                                                                             -------------   -------------
       Total Expenses                                                            1,564,485         718,611
                                                                             -------------   -------------

Loss before equity in losses of
   Local Limited Partnerships                                                   (1,558,489)       (691,208)

Equity in losses of Local Limited
   Partnerships (Note 4)                                                        (2,739,447)     (1,945,410)
                                                                             -------------   -------------

Net Loss                                                                     $  (4,297,936)  $  (2,636,618)
                                                                             =============   =============

Net Loss allocated:
   General Partner                                                           $     (42,979)  $     (26,366)
   Limited Partners                                                             (4,254,957)     (2,610,252)
                                                                             -------------   -------------
                                                                             $  (4,297,936)  $  (2,636,618)
Net Loss per Limited Partner Unit
    (36,497 Units)                                                           $    (116.58)   $      (71.52)
                                                                             ============    =============

The accompanying notes are an integral part of these financial statements.

                    BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                               LIMITED PARTNERSHIP

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (Deficiency)
                   For the Years Ended March 31, 2004 and 2003




                                                    Initial        Investor           Net
                                      General       Limited         Limited       Unrealized
                                     Partner        Partner        Partners          Gains            Total
                                    -----------    ---------    -------------     -----------    -------------

Balance at March 31, 2002           $  (150,481)   $     100    $  16,737,014     $    14,109    $  16,600,742
                                    -----------    ---------    -------------     -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                       -            -                -       (10,903)          (10,903)
   Net Loss                             (26,366)           -       (2,610,252)              -      (2,636,618)
                                    -----------    ---------    -------------     -----------    -------------
Comprehensive Loss                      (26,366)           -       (2,610,252)       (10,903)      (2,647,521)
                                    -----------    ----------   --------------   ------------   --------------

Balance at March 31, 2003           $  (176,847)   $     100    $  14,126,762     $     3,206    $  13,953,221
                                    -----------    ---------    -------------     -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                       -            -                -          (2,686)          (2,686)
   Net Loss                             (42,979)           -       (4,254,957)              -       (4,297,936)
                                    -----------    ---------    -------------     -----------     -------------
Comprehensive Loss                      (42,979)           -       (4,254,957)         (2,686)      (4,300,622)
                                    -----------    ---------    -------------     -----------     -------------

Balance at March 31, 2004           $  (219,826)   $     100    $   9,871,805     $       520    $   9,652,599
                                    ===========    =========    =============     ===========    =============
The accompanying notes are an integral part of these financial statements.


                    BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                              LIMITED PARTNERSHIP



                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2004 and 2003


                                                                                  2004           2003
                                                                             -------------   -------------

Cash flows from operating activities:
   Net Loss                                                                  $  (4,297,936)  $  (2,636,618)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                              2,739,447       1,945,410
     Provision for valuation of advances to Local
       Limited Partnerships                                                         40,000               -
     Provision for valuation of investments in Local
       Limited Partnerships                                                      1,116,000         312,126
     Amortization                                                                   28,685          29,944
     Gain on sales of marketable securities                                           (236)        (10,422)
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
       Other assets                                                                    886           6,047
       Due to affiliate                                                            301,385         (82,864)
       Accrued expenses                                                              5,206          (3,709)
                                                                             -------------   -------------
Net cash used for operating activities                                             (66,563)       (440,086)
                                                                             -------------   -------------

Cash flows from investing activities:
   Proceeds from sales and maturities of
     marketable securities                                                          75,228         456,675
   Advances to Local Limited Partnerships                                          (40,000)              -
   Cash distributions received from Local
     Limited Partnerships                                                          169,766         128,843
                                                                             -------------   -------------
Net cash provided by investing activities                                          204,994         585,518
                                                                             -------------   -------------

Net increase in cash and cash equivalents                                          138,431         145,432

Cash and cash equivalents, beginning                                               203,002          57,570
                                                                             -------------   -------------

Cash and cash equivalents, ending                                            $     341,433   $     203,002
                                                                             =============   =============


The accompanying notes are an integral part of these financial statements.


                    BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                               LIMITED PARTNERSHIP


                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund's objectives are to: (i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; ii) provide limited cash distributions from the operations of apartment complexes; and iii) preserve and protect the Fund's capital. Arch Street VIII Limited Partnership ("Arch Street L.P."), a Massachusetts limited partnership consisting of Arch Street VIII, Inc., a Massachusetts corporation ("Arch Street, Inc.") as the sole general partner and MMA Financial, LLC as the sole limited partner, is the sole General Partner of the Fund. Arch Street L.P. and Arch Street, Inc. are affiliates of MMA Financial, LLC. The fiscal year of the Fund ends on March 31.

During the year ended March 31, 2004, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI was combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial, LLC.

The Partnership Agreement authorizes the sale of up to 200,000 Units of limited partnership interest ("Units") at $1,000 per Unit in series. The first series offered 50,000 Units. On July 29, 1994, the Fund held its final investor closing. In total, the Fund received $36,497,000 of capital contributions from investors admitted as Limited Partners, for a total of 36,497 Units.

Under the terms of the Partnership Agreement, the Fund originally designated 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 2004, the General Partner has designated $360,145 of cash, cash equivalents and marketable securities as such Reserve.

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

                    BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                               LIMITED PARTNERSHIP

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Fund accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Fund does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "Other Revenue" in the accompanying financial statements.

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

The General Partners have decided to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2003 and 2002.

The Fund has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the investment is analyzed to consider the Fund's ability to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Fund's financial statements.

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

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. Unless otherwise described, the fair values of the Fund's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts in the accompanying balance sheets.

Income Taxes

No provision for income taxes has been made as the liability for such taxes is an obligation of the partners of the Fund.

3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                       Gross          Gross
                                                                       Unrealized     Unrealized         Fair
                                                           Cost           Gains          Losses          Value
                                                       -----------     -----------    -----------    -----------

Mortgage backed securities                             $    18,192             520              -         18,712
                                                       -----------     -----------    -----------    ------------

Marketable securities at March 31, 2004                $    18,192     $       520    $         -    $    18,712
                                                       ===========     ===========    ===========    ============

The contractual maturities at March 31, 2004 are as follows:

                                                                                      Fair
                                                                      Cost            Value

Mortgage backed securities                                        $    18,192      $    18,712
                                                                  -----------       ----------
                                                                  $    18,192      $    18,712
                                                                  ===========      ===========

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $0 and $259,000 during the years ended March 31, 2004 and 2003, respectively. Proceeds from the maturities of marketable securities were approximately $75,000 and $198,000 during the years ended March 31, 2004 and 2003, respectively. Included in investment income are gross gains of $236 and $10,422 which were realized on the sales during the years ended March 31, 2004 and 2003, respectively.

                    BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                               LIMITED PARTNERSHIP

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in ten Local Limited Partnerships, which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. The Fund's ownership interest in the Local Limited Partnerships is 99%, with the exception of Springwood which is 79.20%, Hemlock Ridge which is 77%, and Pike Place and West End Place which are 90%. The Fund may have negotiated or may negotiate options with the local general partners to purchase or sell the Fund's interests in the Properties at the end of the tax credit compliance period at nominal prices. In the event that Properties are sold to third parties, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2004:

Capital contributions and advances paid to Local Limited Partnerships                            $  30,440,092

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $1,703,920)                                                   (17,407,461)

Cumulative cash distributions received from Local Limited Partnerships                              (1,006,421)
                                                                                                 -------------

Investments in Local Limited Partnerships before adjustments                                        12,026,210

Excess of investment costs over the underlying assets acquired:

     Acquisition fees and expenses                                                                   1,048,010

     Cumulative amortization of acquisition fees and expenses                                         (259,348)
                                                                                                 -------------

Investments in Local Limited Partnerships before impairment allowance                               12,814,872

Impairment allowance on investments in Local Limited Partnerships                                   (2,603,359)
                                                                                                 -------------

Investments in Local Limited Partnerships                                                        $  10,211,513
                                                                                                 =============

For the year ended March 31, 2004, the Fund advanced $40,000 to one of the Local Limited Partnerships, all of which was impaired The Fund has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

                    BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                               LIMITED PARTNERSHIP

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4. Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2003 and 2002 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                  2003             2002
                                                                             -------------     -------------
Assets:
   Investment property, net                                                  $  50,195,293     $  55,354,102
   Other assets                                                                  3,552,699         3,656,189
                                                                             -------------     -------------
     Total Assets                                                            $  53,747,992     $  59,010,291
                                                                             =============     =============

Liabilities and Partners' Equity:
   Mortgage notes payable                                                    $  33,621,184     $  34,292,376
   Other liabilities                                                            10,332,184        11,192,498
                                                                             -------------     -------------
     Total Liabilities                                                          43,953,368        45,484,874
                                                                             --------------  ---------------
Fund's Equity                                                                   10,558,877        14,003,547
Other partners' deficiency                                                        (764,253)         (478,130)
                                                                             -------------     -------------
   Total Equity                                                                  9,794,624        13,525,417
                                                                             -------------     -------------
     Total Liabilities and Partners' Equity                                  $  53,747,992     $  59,010,291
                                                                             =============     =============
Summarized Income Statements - for the year
ended December 31,

Rental and other income                                                      $   8,998,065     $   8,740,215
                                                                             -------------     -------------
Expenses:
   Operating                                                                     8,208,385         5,231,459
   Interest                                                                      2,888,426         3,013,174
   Depreciation and amortization                                                 2,473,932        2,544,040
                                                                            --------------    --------------
     Total Expenses                                                             13,570,743        10,788,673
                                                                             -------------     -------------

Net Loss                                                                     $  (4,572,678)    $  (2,048,458)
                                                                             =============     =============

Fund's share of Net Loss                                                     $  (4,443,367)    $  (1,945,410)
                                                                             =============     =============
Other partners' share of Net Loss                                            $    (129,311)    $    (103,048)
                                                                             =============     =============


For the year ended March 31, 2004, the Fund has not recognized $1,703,920 of equity in losses relating to one Local Limited Partnership in which cumulative equity in losses and distributions exceeded its total investment in the Local Limited Partnership.

The Fund's equity as reflected by the Local Limited Partnerships of $10,558,877 differs from the Fund's investments in Local Limited Partnerships before adjustments of $12,026,210 primarily because of cumulative unrecognized losses as described above and differences in the accounting treatment of miscellaneous items.

                    BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                               LIMITED PARTNERSHIP

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


5.   Transactions with Affiliates

An affiliate of the General Partner receives a base amount of 0.50% (annually adjusted by the CPI factor) of the Gross Proceeds as the annual Asset Management Fee for administering the affairs of the Fund. Asset Management Fees of $226,580 and $222,596 for the years ended March 31, 2004 and 2003, respectively, have been included in expenses. Included in due to affiliate at March 31, 2004 is $767,184 of Asset Management Fees. During the years ended March 31, 2004 and 2003, $0 and $325,215, respectively, were paid out of available cash flow for Asset Management Fees.

An affiliate of the General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2004 and 2003, is $74,805 and $69,755, respectively that the Fund incurred for these expenses. As of March 31, 2004, $122,005 is payable to an affiliate of the General Partner for salaries and benefits.

6.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2004 and 2003 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2003 and 2002:

                                                                                    2004              2003
                                                                                -------------    -------------

Net Loss per financial statements                                                $ (4,297,936)    $(2,636,618)

Equity in losses of Local Limited Partnerships for financial
   reporting purposes in excess of equity in losses for tax purposes                2,911,853           81,595

Equity in losses of Local Limited Partnerships not recognized for
   financial reporting purposes                                                    (1,703,920)               -

Adjustment to reflect March 31 fiscal year end to December 31
   taxable year end                                                                    (2,203)          40,339

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                    (9,424)          (8,165)

Provision for valuation of advances to Local Limited
   Partnerships not deductible for tax purposes                                        40,000                -

Provision for valuation of investments in Local Limited Partnerships
   not deductible for tax purposes                                                  1,116,000          312,126
                                                                                -------------    -------------

Net Loss per tax return                                                         $  (1,945,630)   $  (2,210,723)
                                                                                =============    =============

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2004 and December 31, 2003, respectively are as follows:

                                                      Financial
                                                    Reporting Tax
                                                      Purposes                Purposes          Differences

Investments in Local Limited Partnerships          $  10,211,513           $  11,569,221       $  (1,357,708)
                                                   =============           =============       ============= =
Other assets                                       $     360,287           $   5,125,272       $  (4,764,985)
                                                   =============           =============       =============
Liabilities                                        $     919,201           $     837,874       $     (81,327
                                                   =============           =============       =============

                    BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                               LIMITED PARTNERSHIP

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


6. Federal Income Taxes (continued)


The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $1,100,000 more than for financial reporting purposes, including approximately $1,704,000 of losses the Fund has not recognized relating to one Local Limited Partnership whose cumulative equity in losses exceeded the total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $63,000; (iii) the Fund has provided an impairment allowance of approximately $2,603,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iv) organizational and offering costs of approximately $4,664,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

7.   Accounting Standards Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 by FIN46R in order to address certain technical and implementation issues, requires the Fund to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Fund is required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE on December 31, 2004.

This Interpretation would require consolidation by the Fund of certain Local Limited Partnerships' assets and liabilities and results of operations if the Fund determined that the Local Limited Partnership was a VIE and that the Fund was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Fund has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. Prior to the effective date of FIN 46, the Fund is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($10,211,513 at March 31, 2004).