Form 10QSB
period 2004-06-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2004-08-13
CIK 911568

August 13, 2004




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re: Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended June 30, 2004
       File Number 0-26522



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

For the quarterly period ended                                June 30, 2004
                                       ----------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                         to
                               -----------------------     --------------------

                         Commission file number 0-26522

                Boston Financial Tax Credit Fund VIII, A Limited Partnership
-------------------------------------------------------------------------------
                    (Exact name of registrant as specified in its charter)



                   Massachusetts                          04-3205879
----------------------------------------         ------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)


   101 Arch Street, Boston, Massachusetts                02110-1106
---------------------------------------------    ------------------------------
  (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code          (617) 439-3911
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

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2004                                               1

         Statements of Operations (Unaudited) - For the Three
            Months Ended June 30, 2004 and 2003                                                  2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Three Months Ended June 30, 2004                               3

         Statements of Cash Flows (Unaudited) - For the Three
            Months Ended June 30, 2004 and 2003                                                  4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     6


Item 3.  Controls and Procedures                                                                 9

PART II - OTHER INFORMATION
---------------------------
Items 1-6                                                                                       10


SIGNATURE                                                                                       11

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership



                                  BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                 $      433,351
Marketable securities, at fair value                                                              18,460
Investments in Local Limited Partnerships                                                      9,911,993
Other assets                                                                                         144
                                                                                          --------------
     Total Assets                                                                         $   10,363,948
                                                                                          ==============

Liabilities and Partners' Equity

Due to affiliate                                                                          $      977,895
Accrued expenses                                                                                  29,100
                                                                                          --------------
     Total Liabilities                                                                         1,006,995
                                                                                          --------------

General, Initial and Investor Limited Partners' Equity                                         9,356,458
Net unrealized gains on marketable securities                                                        495
                                                                                          --------------
     Total Partners' Equity                                                                    9,356,953
                                                                                          ---------------
     Total Liabilities and Partners' Equity                                               $   10,363,948
                                                                                          ==============

   The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2004 and 2003
                                   (Unaudited)



                                                                                    2004                2003
                                                                                -------------      -------------
Revenue:
   Investment                                                                   $       1,066      $       1,975
   Other                                                                                    -                  -
                                                                                -------------      -------------
       Total Revenue                                                                    1,066              1,975
                                                                                -------------      -------------

Expenses:
   Asset management fees, related party                                                58,797             56,645
   Provision for valuation of advances to
     Local Limited Partnerships                                                             -             40,000
   General and administrative (includes
     reimbursements to an affiliate in the
     amounts of $29,909 and $15,894 in 2004 and
     2003, respectively)                                                               43,674             32,842
   Amortization                                                                         7,032              7,485
                                                                                -------------      -------------
       Total Expenses                                                                 109,503            136,972
                                                                                -------------      -------------

Loss before equity in losses of Local Limited Partnerships                           (108,437)          (134,997)

Equity in losses of Local Limited Partnerships (Note 1)                              (187,184)          (407,213)
                                                                                -------------      -------------

Net Loss                                                                        $    (295,621)     $    (542,210)
                                                                                =============      =============

Net Loss allocated:
   General Partner                                                              $      (2,956)     $      (5,422)
   Limited Partners                                                                  (292,665)          (536,788)
                                                                                -------------      -------------
                                                                                $    (295,621)     $    (542,210)
                                                                                =============      =============
Net Loss per Limited Partner Unit
   (36,497 Units)                                                               $       (8.02)     $       (14.71)
                                                                                =============      ==============

   The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2004
                                   (Unaudited)




                                                       Initial       Investor           Net
                                        General        Limited        Limited       Unrealized
                                         Partner       Partner        Partners         Gains            Total
                                      ------------   -------------  -----------     ----------       ---------

Balance at March 31, 2004             $   (219,826)  $     100    $    9,871,805    $       520    $   9,652,599
                                      ------------   ---------    --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -            (25)             (25)
   Net Loss                                (2,956)           -          (292,665)             -         (295,621)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Loss                         (2,956)           -          (292,665)           (25)        (295,646)
                                      -----------    ---------    --------------    -----------    -------------

Balance at June 30, 2004              $  (222,782)   $     100    $    9,579,140    $       495    $   9,356,953
                                      ===========    =========    ==============    ===========    =============


   The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2004 and 2003
                                   (Unaudited)


                                                                                    2004              2003
                                                                                -------------    -------------

Net cash used for operating activities                                          $     (13,616)   $     (24,154)

Net cash provided by investing activities                                             105,534           92,041
                                                                                -------------    -------------

Net increase in cash and cash equivalents                                              91,918           67,887

Cash and cash equivalents, beginning                                                  341,433          203,002
                                                                                -------------    -------------

Cash and cash equivalents, ending                                               $     433,351    $     270,889
                                                                                =============    =============

   The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


                          Notes to Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form10-KSB for the year ended March 31, 2004. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2004 and 2003.

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

The following is a summary of investments in Local Limited Partnerships at June 30, 2004:

Capital contributions and advances paid to Local Limited Partnerships                            $  30,440,092

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $1,694,893)                                                   (17,594,645)

Cumulative cash distributions received from Local Limited Partnerships                              (1,111,725)
                                                                                                 --------------

Investments in Local Limited Partnerships before adjustments                                        11,733,722

Excess of investment costs over the underlying assets acquired:

     Acquisition fees and expenses                                                                   1,048,010

     Cumulative amortization of acquisition fees and expenses                                         (266,380)
                                                                                                 -------------

Investments in Local Limited Partnerships before impairment allowance                               12,515,352

Impairment allowance on investments in Local Limited Partnerships                                   (2,603,359)
                                                                                                 -------------

Investments in Local Limited Partnerships                                                        $   9,911,993
                                                                                                 =============

The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund's share of net losses of the Local Limited Partnerships for the three months ended June 30, 2004 is $178,157. For the three months ended June 30, 2004, the Fund has not recognized $8,455 of equity in losses relating to one Local Limited Partnership where cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnership. In addition, the Fund recognized $17,482 of previously unrecognized losses in the three months ended June 30, 2004.

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

Liquidity and Capital Resources

At June 30, 2004, the Fund had cash and cash equivalents of $433,351, as compared to $341,433 at March 31, 2004. This increase is primarily attributable to cash distributions received from Local Limited Partnerships. These increases were partially offset by cash used for operations.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2004, $451,811 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $48,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2004, the Fund has advanced approximately $1,175,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund Fund operating deficits, if the General Partner deems funding appropriate.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

To date, the Fund has used approximately $149,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2004, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2004.

Results of Operations

For the three months ended June 30, 2004, the Fund's operations resulted in a net loss of $295,621, as compared to $542,210 for the three months ended June 30, 2003. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and a decrease in provision for valuation of investments in Local Limited Partnerships. Equity in losses of Local Limited Partnerships decreased due to an increase in rental income at some properties. The decrease in provision for valuation is due to advances made in the prior year to certain properties that require operating funds.

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

Properties that receive low income housing Tax Credits must remain in compliance with rent restrictions and set aside requirements for at least 15 years from the date the property is completed (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the Property's Tax Credits. Between 2008 and continuing through 2009, the Compliance Period of the ten Properties in which the Fund has an interest will expire. It is unlikely that the General Partner will be able to dispose of the Fund's Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved.

Property Discussions

Most of the Properties in which the Fund has an interest have stabilized operations and operate above break-even. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, a few Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or
iii) result in the General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, the Local General Partner of Live Oaks Plantation, located in West Palm Beach, Florida, indicated a desire to transfer its interest in the Local Limited Partnership to a replacement Local General Partner. Accordingly, the General Partner began working with the Local General Partner to identify an acceptable replacement. Negotiations to replace the Local General Partner were then delayed due to an audit by the Internal Revenue Service ("IRS"). The audit focused on the tax treatment of certain items, such as land improvements, impact fees, utility fees and developer fees. In April 2002, the Florida office of the IRS issued their report indicating an eligible basis reduction of approximately $1,000,000, which would reduce the amount of Tax Credits and losses generated by the Property. The Local General Partner filed an appeal of the report to the Washington D.C. office of the IRS. The appeal was successful, and during April 2003 a settlement was reached whereby the eligible basis was reduced by approximately $93,000. As a result, the Fund had recapture of previously taken Tax Credits of approximately $2 per Unit. Future Tax Credits will also be reduced by approximately $0.25 per Unit. Subsequent to reaching a settlement with the IRS, negotiations to replace the Local General Partner resumed. Effective June 28, 2003, an affiliate of the General Partner replaced the Local General Partner. The General Partner continues to seek a permanent replacement Local General Partner. In addition, while occupancy and working capital levels have consistently remained adequate, the Property generated significant operating deficits in 2001 and 2002. The Fund funded slightly more than $1,000,000 of deficits from Fund reserves. The General Partner anticipates that the recent increase in cash from operations will continue and will be sufficient to fund the monthly debt service. Occupancy at the Property averaged 94% during the first quarter of 2004 and debt service coverage and working capital were at appropriate levels.

As previously reported, turnover at Green Wood Apartments, located in Gallatin, Tennessee, had caused a decline in Property operations. Although the economy in Gallatin is growing, the major employers of tenants qualifying for affordable housing had layoffs. Rents were reduced in an effort to stabilize occupancy and administrative and maintenance expenses have been higher than budgeted. The Local General Partner has funded the operating deficits, enabling the Property to remain current on its loan obligations.

As previously reported, Meadow Wood of Pella, located in Pella, Iowa, has experienced operating deficits for the past several quarters due to reduced revenues resulting from low occupancy and high expenses. Operating deficits are expected to continue in 2004. The Local General Partner has funded the operating deficit, and the property has remained current on its debt service. The General Partner will continue to closely monitor Property operations.

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

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2004

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 13, 2004             BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                    A LIMITED PARTNERSHIP


                                    By:   Arch Street VIII Limited Partnership,
                                          its General Partner



                                           /s/Jenny Netzer
                                           Jenny Netzer
                                           Executive Vice President
                                           MMA Financial, LLC