Form 10QSB
period 2004-09-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2004-11-15
CIK 911568

November 12, 2004




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re: Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended September 30, 2004 File Number 0-26522



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

For the quarterly period ended                      September 30, 2004
                                       ---------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                      to
                               -------------------        --------------------

                         Commission file number 0-26522

        Boston Financial Tax Credit Fund VIII, A Limited Partnership
---------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)



                   Massachusetts                                  04-3205879
---------------------------------------------    ------------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                     Identification No.)


   101 Arch Street, Boston, Massachusetts                 02110-1106
---------------------------------------------     ----------------------------
  (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
                                                ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2004                                          1

         Statements of Operations (Unaudited) - For the Three and Six
            Months Ended September 30, 2004 and 2003                                             2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Six Months Ended September 30, 2004                            3

         Statements of Cash Flows (Unaudited) - For the Six
            Months Ended September 30, 2004 and 2003                                             4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     6


Item 3.  Controls and Procedures                                                                10

PART II - OTHER INFORMATION

Items 1-6                                                                                       11


SIGNATURE                                                                                       12


          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


                                  BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                 $      427,759
Marketable securities, at fair value                                                              12,090
Investments in Local Limited Partnerships                                                      9,707,075
Other assets                                                                                         151
                                                                                          --------------
     Total Assets                                                                         $   10,147,075
                                                                                          ==============

Liabilities and Partners' Equity

Due to affiliate                                                                          $    1,064,998
Accrued expenses                                                                                  35,798
                                                                                          --------------
     Total Liabilities                                                                         1,100,796
                                                                                          --------------

General, Initial and Investor Limited Partners' Equity                                         9,046,006
Net unrealized gains on marketable securities                                                        273
                                                                                          --------------
Total Partners' Equity                                                                         9,046,279
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $   10,147,075
                                                                                          ==============





The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2004 and 2003
                                   (Unaudited)



                                                   Three Months Ended                    Six Months Ended
                                             September 30,     September 30,      September 30,      September 30,
                                                 2004              2003               2004               2003
                                           ---------------    -------------      --------------    ---------------
Revenue:
   Investment                             $          1,573    $       1,665      $        2,639    $         3,640
                                          ----------------    -------------      --------------    ---------------
       Total Revenue                                 1,573            1,665               2,639              3,640
                                          ----------------    -------------      --------------    ---------------
Expenses:
   Asset management fees, affiliates                57,721           56,645             116,518            113,290
   General and administrative (includes
     reimbursements to an affiliate in the
     amounts of $59,291 and $31,800
     in 2004 and 2003, respectively)                49,386           46,326              93,060             79,168
   Provision for valuation of advances
     to Local Limited Partnerships                       -                -                   -             40,000
   Amortization                                      7,032            7,486              14,064             14,971
                                          ----------------    -------------      --------------    ---------------
       Total Expenses                              114,139          110,457             223,642            247,429
                                          ----------------    -------------      --------------    ---------------
Loss before equity in losses of
   Local Limited Partnerships                     (112,566)        (108,792)           (221,003)          (243,789)

Equity in losses of Local
   Limited Partnerships (Note 1)                  (197,886)        (484,813)           (385,070)          (892,026)
                                          ----------------    -------------      --------------    ---------------

Net Loss                                  $       (310,452)   $    (593,605)     $     (606,073)   $(1,135,815)
                                          ================    =============      ==============    ===========

Net Loss allocated
   General Partner                        $         (3,105)   $      (5,936)     $       (6,061)   $(11,358)
   Limited Partners                               (307,347)        (587,669)           (600,012)        (1,124,457)
                                          ----------------    -------------      --------------    ---------------
                                              $  (310,452)    $    (593,605)   $    (606,073)     $   (1,135,815)
                                            ================    =============      ==============    ===========

Net Loss per Limited
Partner Unit (36,497 Units)               $          (8.42)   $      (16.10)     $       (16.44)   $        (30.81)
                                          ================    =============      ==============    ===============



The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2004
                                   (Unaudited)




                                                       Initial       Investor           Net
                                        General        Limited        Limited       Unrealized
                                         Partner       Partner        Partners         Gains            Total
                                      ------------   -------------   -----------     ----------       ---------

Balance at March 31, 2004             $   (219,826)  $     100    $    9,871,805    $       520    $   9,652,599
                                      ------------   ---------    --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -           (247)            (247)
   Net Loss                                (6,061)           -          (600,012)             -         (606,073)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Loss                         (6,061)           -          (600,012)          (247)        (606,320)
                                      -----------    ---------    --------------    -----------    -------------

Balance at September 30, 2004         $  (225,887)   $     100    $    9,271,793    $       273    $   9,046,279
                                      ===========    =========    ==============    ===========    =============


The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2004 and 2003
                                   (Unaudited)




                                                                                    2004              2003
                                                                                -------------    -------------


Net cash used for operating activities                                          $     (25,450)   $     (43,861)

Net cash provided by investing activities                                             111,776           99,233
                                                                                -------------    -------------

Net increase in cash and cash equivalents                                              86,326           55,372

Cash and cash equivalents, beginning                                                  341,433          203,002
                                                                                -------------    -------------

Cash and cash equivalents, ending                                               $     427,759    $     258,374
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

The following is a summary of investments in Local Limited Partnerships at September 30, 2004:


Capital contributions and advances paid to Local Limited Partnerships                            $  30,440,092

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $1,905,451)                                                   (17,792,531)

Cumulative cash distributions received from Local Limited Partnerships                              (1,111,725)
                                                                                                 -------------

Investments in Local Limited Partnerships before adjustments                                        11,535,836

Excess of investment costs over the underlying assets acquired:

     Acquisition fees and expenses                                                                   1,048,010

     Cumulative amortization of acquisition fees and expenses                                         (273,412)
                                                                                                 -------------

Investments in Local Limited Partnerships before impairment allowance                               12,310,434

Reserve for valuation of investments in Local Limited Partnerships                                  (2,603,359)
                                                                                                 -------------

Investments in Local Limited Partnerships                                                        $   9,707,075
                                                                                                 =============


The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund's share of net losses of the Local Limited Partnerships for the six months ended September 30, 2004 is $586,601. For the six months ended September 30, 2004, the Fund has not recognized $201,531of equity in losses relating to two Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnerships.

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

Liquidity and Capital Resources

At September 30, 2004, the Fund had cash and cash equivalents of $427,759, as compared to $341,433 at March 31, 2004. This increase is primarily attributable to cash distributions received from Local Limited Partnerships. These increases were partially offset by cash used for operations.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2004, $439,849 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $51,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2004, the Fund has advanced approximately $1,175,000 to Local Limited Partnerships to fund operating deficits.

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

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

To date, the Fund has used approximately $159,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2004, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2004.

Results of Operations

Three Month Period

For the three months ended September 30, 2004, the Fund's operations resulted in a net loss of $310,452, as compared to $593,605 for the three months ended September 30, 2003. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships. Equity in losses of Local Limited Partnerships decreased due to an increase in rental income at some properties.

Six Month Period

For the six months ended September 30, 2004, the Fund's operations resulted in a net loss of $606,073, as compared to $1,135,815 for the six months ended September 30, 2003. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and a decrease in provision for valuation of advances to investments in Local Limited Partnerships. Equity in losses of Local Limited Partnerships decreased due to an increase in rental income at some properties. The decrease in provision for valuation of advances is due to advances made in the prior year to certain properties that required operating funds.

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

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

On August 24, 2004, the Fund and seven affiliates of the General Partner (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC and three other Everest-related entities in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest entities sought to inspect are not "books and records" of the Partnerships, and that the Everest entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest entities filed an answer and counterclaimed against the Partnerships and their general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest entities by failing to make the purported "books and records" available. The defendants maintain that Everest is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) the materials requested are not "books and records" of the Partnerships, as that term is defined in the relevant Partnership Agreements, (ii) Everest does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Everest would give it an unfair informational advantage in secondary market transactions, and could potentially violate federal and/or state securities laws. Because of the preliminary nature of the Massachusetts litigation, including but not limited to the fact that no discovery has taken place, no estimate of a potential outcome can be made at this time.

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

As previously reported, the Local General Partner of Live Oaks Plantation, located in West Palm Beach, Florida, indicated a desire to transfer its interest in the Local Limited Partnership to a replacement Local General Partner. Accordingly, the General Partner began working with the Local General Partner to identify an acceptable replacement. Negotiations to replace the Local General Partner were then delayed due to an audit by the Internal Revenue Service ("IRS"). The audit focused on the tax treatment of certain items, such as land improvements, impact fees, utility fees and developer fees. In April 2002, the Florida office of the IRS issued their report indicating an eligible basis reduction of approximately $1,000,000, which would reduce the amount of Tax Credits and losses generated by the Property. The Local General Partner filed an appeal of the report to the Washington D.C. office of the IRS. The appeal was successful, and during April 2003 a settlement was reached whereby the eligible basis was reduced by approximately $93,000. As a result, the Fund had recapture of previously taken Tax Credits of approximately $2 per Unit. Future Tax Credits will also be reduced by approximately $0.25 per Unit. Subsequent to reaching a settlement with the IRS, negotiations to replace the Local General Partner resumed. Effective June 28, 2003, an affiliate of the General Partner replaced the Local General Partner. The General Partner continues to seek a permanent replacement Local General Partner. In addition, while occupancy and working capital levels have consistently remained adequate, the Property generated significant operating deficits in 2001 and 2002. The Fund funded slightly more than $1,000,000 of deficits from Fund reserves. The General Partner anticipates that the recent increase in cash from operations will continue and will be sufficient to fund the monthly debt service. Occupancy at the Property averaged 93% during the second quarter of 2004 and debt service coverage and working capital were at appropriate levels.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, turnover at Green Wood Apartments, located in Gallatin, Tennessee, had caused a decline in Property operations. Although the economy in Gallatin is growing, the major employers of tenants qualifying for affordable housing had layoffs. Rents were reduced in an effort to stabilize occupancy and administrative and maintenance expenses have been higher than budgeted. The Local General Partner has funded the operating deficits, enabling the Property to remain current on its loan obligations. The General Partner will continue to closely monitor Property operations.

As previously reported, Meadow Wood of Pella, located in Pella, Iowa, has experienced operating deficits for the past several quarters due to reduced revenues resulting from low occupancy and high expenses. Operating deficits have continued in 2004. The Local General Partner has funded the operating deficit, and the property has remained current on its debt service. Occupancy and working capital improved during the second quarter of 2004. The General Partner will continue to closely monitor Property operations.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership

                             CONTROLS AND PROCEDURES




Controls and Procedures

Based on the Fund's evaluation as of the end of the period covered by this report, the Fund's executive vice president has concluded that the Fund's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2004

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 12, 2004          BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                   A LIMITED PARTNERSHIP


                                   By:   Arch Street VIII Limited Partnership,
                                         its General Partner



                                          /s/Jenny Netzer
                                          Jenny Netzer
                                          Executive Vice President
                                          MMA Financial, LLC