Form 10QSB
period 2004-12-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2005-02-14
CIK 911568

February  14 , 2005




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re: Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended December 31, 2004 File Number 0-26522



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

For the quarterly period ended           December 31, 2004
                                       ---------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                           to
                               ------------------------     --------------

                         Commission file number 0-26522

                Boston Financial Tax Credit Fund VIII, A Limited Partnership
                 (Exact name of registrant as specified in its charter)



                   Massachusetts                           04-3205879
------------------------------------        -------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                     02110-1106
---------------------------------------------  --------------------------------
  (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code           (617) 439-3911
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

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2004                                           1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 2004 and 2003                                               2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 2004                             3

         Statements of Cash Flows (Unaudited) - For the Nine
           Months Ended December 31, 2004 and 2003                                               4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   6


Item 3.  Controls and Procedures                                                                10

PART II - OTHER INFORMATION

Items 1-6                                                                                       11


SIGNATURE                                                                                       12



   The accompanying notes are an integral part of these financial statements.


          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership



                                  BALANCE SHEET
                                December 31, 2004
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                 $      346,722
Marketable securities, at fair value                                                               7,109
Investments in Local Limited Partnerships (Note 1)                                             9,578,057
Other assets                                                                                         186
                                                                                          --------------
   Total Assets                                                                           $    9,932,074
                                                                                          ==============

Liabilities and Partners' Equity

Due to affiliate                                                                          $    1,147,507
Accrued expenses                                                                                  43,886
                                                                                          --------------
   Total Liabilities                                                                           1,191,393
                                                                                          --------------

General, Initial and Investor Limited Partners' Equity                                         8,740,599
Net unrealized gains on marketable securities                                                         82
                                                                                          --------------
   Total Partners' Equity                                                                      8,740,681
                                                                                          --------------
   Total Liabilities and Partners' Equity                                                 $    9,932,074
                                                                                          ==============




   The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2004 and 2003
                                   (Unaudited)



                                                   Three Months Ended                    Nine Months Ended
                                             December 31,      December 31,       December 31,       December 31,
                                                 2004              2003               2004               2003
                                           ---------------    -------------      --------------    ---------------
Revenue:
   Investment                             $          1,454    $       1,484      $        4,093    $         5,124
                                          ----------------    -------------      --------------    ---------------
       Total Revenue                                 1,454            1,484               4,093              5,124
                                          ----------------    -------------      --------------    ---------------
Expenses:
   Asset management fees, affiliates                57,721           56,645             174,239            169,935
   General and administrative (includes
     reimbursements to an affiliate in the
     amounts of $84,079 and $48,746
     in 2004 and 2003, respectively)                47,046           30,075             140,106            109,243
   Provision for valuation of advances
     to Local Limited Partnerships (Note 1)         73,076                -              73,076             40,000
   Provision for valuation of investments
     in Local Limited Partnerships (Note 1)              -        1,060,283                   -          1,060,283
   Amortization                                      7,032            7,486              21,096             22,457
                                          ----------------    -------------      --------------    ---------------
       Total Expenses                              184,875        1,154,489             408,517          1,401,918
                                          ----------------    -------------      --------------    ---------------
Loss before equity in losses of
   Local Limited Partnerships                     (183,421)      (1,153,005)           (404,424)        (1,396,794)

Equity in losses of Local
   Limited Partnerships (Note 1)                  (121,986)        (211,512)           (507,056)        (1,103,538)
                                          ----------------    -------------      --------------    ---------------

Net Loss                                  $       (305,407)   $  (1,364,517)     $     (911,480)   $(2,500,332)
                                          ================    =============      ==============    ===========

Net Loss allocated
   General Partner                        $         (3,054)   $     (13,645)     $       (9,115)   $(25,003)
   Limited Partners                               (302,353)      (1,350,872)           (902,365)        (2,475,329)
                                          ----------------    -------------      --------------    ---------------
                                          $       (305,407)   $  (1,364,517)     $     (911,480)   $    (2,500,332)
                                          ================    =============      ==============    ===============

Net Loss per Limited
Partner Unit (36,497 Units)               $          (8.28)   $      (37.01)     $       (24.72)   $        (67.82)
                                          ================    =============      ==============    ===============


   The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2004
                                   (Unaudited)




                                                       Initial       Investor           Net
                                        General        Limited        Limited       Unrealized
                                         Partner       Partner       Partners         Gains            Total
                                      ------------   -------------   -----------     ----------       ---------

Balance at March 31, 2004             $   (219,826)  $     100    $    9,871,805    $       520    $   9,652,599
                                      ------------   ---------    --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -           (438)            (438)
   Net Loss                                (9,115)           -          (902,365)             -         (911,480)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Loss                         (9,115)           -          (902,365)          (438)        (911,918)
                                      -----------    ---------    --------------    -----------    -------------

Balance at December 31, 2004          $  (228,941)   $     100    $    8,969,440    $        82    $   8,740,681
                                      ===========    =========    ==============    ===========    =============



   The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2004 and 2003
                                   (Unaudited)




                                                                                    2004              2003
                                                                                -------------    -------------

Net cash used for operating activities                                          $     (38,278)   $     (48,128)

Net cash provided by investing activities                                              43,567          154,130
                                                                                -------------    -------------

Net increase in cash and cash equivalents                                               5,289          106,002

Cash and cash equivalents, beginning                                                  341,433          203,002
                                                                                -------------    -------------

Cash and cash equivalents, ending                                               $     346,722    $     309,004
                                                                                =============    =============





   The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


                          Notes to Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-KSB for the year ended March 31, 2004. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2004 and 2003.

1.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in ten Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. The Fund's ownership interest in the Local Limited Partnership is 99%, with the exception of Springwood which is 79.20%, Hemlock Ridge which is 77%, and Pike Place and West End Place which are 90%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund's interests in the Properties at the end of the Tax Credit Compliance Period at nominal prices. In the event that Properties are sold to third parties, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at December 31, 2004:

Capital contributions and advances paid to Local Limited Partnerships                            $  30,513,168

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $2,046,597)                                                   (17,914,517)

Cumulative cash distributions received from Local Limited Partnerships                              (1,111,725)
                                                                                                 -------------

Investments in Local Limited Partnerships before adjustments                                        11,486,926

Excess of investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                     1,048,010

   Cumulative amortization of acquisition fees and expenses                                           (280,444)
                                                                                                 -------------

Investments in Local Limited Partnerships before impairment allowance                               12,254,492

Reserve for valuation of investments in Local Limited Partnerships                                  (2,676,435)
                                                                                                 -------------

Investments in Local Limited Partnerships                                                        $   9,578,057
                                                                                                 =============



For the nine months ended December 31, 2004, the Fund advanced $73,076 to one of the Local Limited Partnerships, all of which was impaired. The Fund has also recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund's share of net losses of the Local Limited Partnerships for the nine months ended December 31, 2004 is $849,733. For the nine months ended December 31, 2004, the Fund has not recognized $342,677 of equity in losses relating to two Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnerships.

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

Liquidity and Capital Resources

At December 31, 2004, the Fund had cash and cash equivalents of $346,722, as compared to $341,433 at March 31, 2004. This increase is primarily attributable to cash distributions received from Local Limited Partnerships. These increases were partially offset by cash used for operations.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2004, $353,831 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $51,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2004, the Fund has advanced approximately $1,248,000 to Local Limited Partnerships to fund operating deficits.

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

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

To date, the Fund has used approximately $172,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2004, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2004.

Results of Operations

Three Month Period

For the three months ended December 31, 2004, the Fund's operations resulted in a net loss of $305,406, as compared to $1,364,517 for the three months ended December 31, 2003. The decrease in net loss is primarily attributable to a decrease in provision for valuation of investments in Local Limited Partnerships. The decrease in provision for valuation of investments in Local Limited Partnerships is a result of the Fund recognizing non-temporary declines in the carrying value of its investments in certain Local Limited Partnerships for the three months ended December 31, 2003.

Nine Month Period

For the nine months ended December 31, 2004, the Fund's operations resulted in a net loss of $911,480, as compared to $2,500,332 for the nine months ended December 31, 2003. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and a decrease in provision for valuation of investments in Local Limited Partnerships. Equity in losses of Local Limited Partnerships decreased due to an increase in unrecognized losses in the current year for two Local Limited Partnerships whose cumulative losses and distributions exceeded the Fund's total investment and an increase in rental income at some of the Local Limited Partnerships. The decrease in provision for valuation of investments in Local Limited Partneships is a result of the Fund recognizing larger non-temporary declines in the carrying value of its investment in certain Local Limited Partnerships for the nine months ended December 31, 2003.

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

Properties that receive low income housing Tax Credits must remain in compliance with rent restrictions and set aside requirements for at least 15 years from the date the property is completed (the "Compliance Period").Failure

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

to do so would result in the recapture of a portion of the Property's Tax Credits. Between 2008 and continuing through 2009, the Compliance Period of the ten Properties in which the Fund has an interest will expire. It is unlikely that the General Partner will be able to dispose of the Fund's Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved.

On August 24, 2004, the Partnership and seven affiliates of the General Partners (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC and three other Everest-related entities (collectively, the "Everest entries") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest entities sought to inspect are not "books and records" of the Partnerships and that the Everest entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest entities filed an answer and counterclaimed against the Partnerships and their general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest entities by failing to make the purported "books and records" available. The Partnerships maintain that the Everest entities is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) the materials requested are not "books and records" of the Partnerships, as that term is defined in the relevant partnership agreements, (ii) the Everest entities does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to the Everest entries would give it an unfair informational advantage in secondary market transactions and could potentially violate federal and/or state securities laws. Because of the preliminary nature of the Massachusetts litigation, including but not limited to the fact that no discovery has taken place, no estimate of a potential outcome can be made at this time.

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

2003, an affiliate of the General Partner replaced the Local General Partner. The General Partner has continued to seek a permanent replacement Local General Partner. A potential replacement Local General Partner has been identified and it is anticipated that that the Local General Partner interest will be transferred during the first quarter of 2005. In addition, while occupancy and working capital levels have consistently remained adequate, the Property generated significant operating deficits in 2001 and 2002. The Fund funded slightly more than $1,000,000 of deficits from Fund reserves. The General Partner anticipates that the recent increase in cash from operations will continue and will be sufficient to fund the monthly debt service. Occupancy at the Property averaged 92% during the first nine months of 2004 and debt service coverage was at an appropriate level.

As previously reported, turnover at Green Wood Apartments, located in Gallatin, Tennessee, had caused a decline in Property operations. Although the economy in Gallatin is growing, the major employers of tenants qualifying for affordable housing had layoffs. Rents were reduced in an effort to stabilize occupancy and administrative and maintenance expenses have been higher than budgeted. The Local General Partner has funded the operating deficits, enabling the Property to remain current on its loan obligations. However, the Property's occupancy, working capital and debt service coverage are all below levels adequate to ensure breakeven operations. The General Partner will continue to closely monitor Property operations.

As previously reported, Meadow Wood of Pella, located in Pella, Iowa, has experienced operating deficits for the past several quarters due to reduced revenues resulting from low occupancy and high expenses. Operating deficits have continued in 2004. The Local General Partner has funded the operating deficit, and the property has remained current on its debt service. Occupancy and working capital deteriorated during the third quarter of 2004. The General Partner will continue to closely monitor Property operations.

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

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


PART II       OTHER INFORMATION

Item 1 Legal proceedings as discussed in Part I are incorporated herein by reference.

Items 2-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2004

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A Limited Partnership


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2005           BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                    A LIMITED PARTNERSHIP


                                    By:   Arch Street VIII Limited Partnership,
                                          its General Partner



                                          /s/Jenny Netzer
                                          Jenny Netzer
                                          Executive Vice President
                                          MMA Financial, LLC