Form 10KSB
period 2005-03-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2005-07-14
CIK 911568

July 13, 2005




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Boston Financial Tax Credit Fund VIII, A Limited Partnership Annual Report on Form 10-KSB for the Year Ended March 31, 2005 File Number 0-26522

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

For the fiscal year ended                    March 31, 2005
                         --------------------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  -----------------------

                         Commission file number 0-26522

            Boston Financial Tax Credit Fund VIII, A Limited Partnership
              (Exact name of registrant as specified in its charter)

          Massachusetts                        04-3205879
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)

   101 Arch Street, Boston, Massachusetts         02110-1106
-----------------------------------------     ----------------------------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code     (617) 439-3911
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

                        $36,497,000 as of March 31, 2005

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

     "Estimated Use of Proceeds"                                        Part III, Item 12

     "Management Compensation and Fees"                                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
        Credits and Cash Distributions"                                 Part III, Item 12



          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2005


                                TABLE OF CONTENTS


                                                                           Page No.

PART I

     Item 1       Business                                                   K-3
     Item 2       Properties                                                 K-5
     Item 3       Legal Proceedings                                          K-8
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                           K-8

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                            K-8
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              K-9
     Item 7       Financial Statements and Supplementary Data                K-12
     Item 8       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                     K-13
     Item 8A      Controls and Procedures                                    K-13
     Item 8B      Other Information                                          K-13

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                          K-13
     Item 10      Management Remuneration                                    K-14
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                      K-14
     Item 12      Certain Relationships and Related Transactions             K-15
     Item 13      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                        K-16
     Item 14.     Principal Accountant Fees and Services                     K-17


SIGNATURES                                                                   K-18
----------

CERTIFICATIONS                                                               K-19
--------------


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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2005, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions in Local Limited Partnerships: (i) Green Wood Apartments, A Limited Partnership and Springwood Apartments, A Limited Partnership, representing 21.71%, have Flournoy Development Company as Local General Partner; (ii) Pike Place, A Limited Partnership and West End Place, A Limited Partnership, representing 12.90%, have Lindsey Management Company as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports which are herein incorporated by reference.

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

Item 2.  Properties

The Fund owns limited partnership interests in ten Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state, or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Fund's ownership interest in the Local Limited Partnerships is 99%, with the exception of Springwood which is 79.20%, Hemlock Ridge which is 77% and Pike Place and West End Place which are 90%.

Each of the Local Limited Partnerships have received an allocation of Tax Credits from the relevant state tax credit agency. In general, the Tax Credits run for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Internal Revenue Service, in order to maintain eligibility for the Tax Credit at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements. To date, with the exception of Live Oaks Plantation, none of the Local Limited Partnerships have suffered an event of recapture of Tax Credits.

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




                                                Capital Contributions              Mtge. loans                      Occupancy
Local Limited Partnership    Number         Total Committed       Paid Through     payable at                          at
Property Name                  of           at March 31,           March 31,      December 31,        Type of        March 31,
Property Location         Apt. Units             2005                2005            2004             Subsidy*          2005
----------------------    --------------  -------------------  ----------------- ----------------     -----------  ---------------


Green Wood Apartments,
   a Limited Partnership
Green Wood Apartments
Gallatin, TN                164               $3,825,916             $3,825,916   $4,796,578             None         76%

Webster Court Apartments
   a Limited Partnership
Webster Court Apartments
Kent, WA                     92                2,318,078              2,318,078    2,654,915             None         95%

Springwood Apartments
   a Limited Partnership (1)
Springwood Apartments
Tallahassee, FL             113                2,499,202              2,499,202    3,595,249             None          92%

Meadow Wood Associates
   of Pella, a Limited Partnership
Meadow Wood of Pella
Pella, IA                    30                 893,808                 893,808      952,871           Section 8       86%

RMH Associates, a Limited
   Partnership (1)
Hemlock Ridge
Livingston Manor, NY       100                1,697,298               1,697,298     1,614,598          Section 8       98%

Pike Place, a Limited
   Partnership (1)
Pike Place
Fort Smith, AR             144                1,915,328               1,915,328    2,989,349             None          98%



                                                Capital Contributions              Mtge. loans                      Occupancy
Local Limited Partnership    Number         Total Committed       Paid Through     payable at                          at
Property Name                  of           at March 31,           March 31,      December 31,        Type of        March 31,
Property Location         Apt. Units             2005                2005            2004             Subsidy*          2005
----------------------    --------------  -------------------  ----------------- ----------------     -----------  ---------------

West End Place, a Limited
   Partnership (1)
West End Place
Springdale, AR                120             1,843,010               1,843,010    2,637,818             None                  99%

Oak Knoll Renaissance, a
   Limited Partnership
Oak Knoll Renaissance
Gary, IN                      256             4,922,412               4,922,412    4,600,684             Section 8             96%

Beaverdam Creek Associates,
   a Limited Partnership (2)
Beaverdam Creek
Mechanicsville, VA            120             3,629,140               3,629,140    3,088,194             None                  96%

Schickedanz Brothers Palm
   Beach Limited
Live Oaks Plantation
West Palm Beach, FL           218             5,587,953               5,587,953    5,955,275             None                  89%
                           ------         -------------            ------------   ------------
                            1,357           $29,132,145            $29,132,145    $32,885,531

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


Five Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's consolidated assets, equity or net losses. The following financial information represents the Local Limited Partnerships' performance for the years ended December 31, 2004 and 2003:

     Beaverdam Creek Associates, a Limited Partneship                    2004              2003
     ------------------------------------------------                -------------    -------------
     Total Assets                                                    $   5,879,403    $   5,988,492
     Total Liabilities                                               $   3,156,683    $   3,202,448
     Revenue                                                         $     953,633    $     939,666
     Net Loss                                                        $     (14,707)   $    (116,741)

     Greenwood Apartments, a Limited Partnership
     -------------------------------------------
     Total Assets                                                    $   3,621,580    $   3,812,613
     Total Liabilities                                               $   5,764,591    $   5,624,047
     Revenue                                                         $     982,167    $     980,806
     Net Loss                                                        $    (331,577)   $  (3,393,416)

     Webster Court, a Limited Partnership
     ------------------------------------
     Total Assets                                                    $   4,124,542    $   4,219,165
     Total Liabilities                                               $   2,934,673    $   2,924,852
     Revenue                                                         $     471,126    $     455,911
     Net Loss                                                        $    (104,444)   $    (129,953)

     Oak Knoll Renaissance, a Limited Partnership
     --------------------------------------------
     Total Assets                                                    $   8,430,008    $   8,703,041
     Total Liabilities                                               $   5,401,207    $   5,165,184
     Revenue                                                         $   1,975,487    $   1,952,669
     Net Income (Loss)                                               $    (389,223)   $     169,311

     Schickedanz Brothers Palm Beach Limited
     ---------------------------------------
     Total Assets                                                    $  10,955,205    $  11,241,000
     Total Liabilities                                               $   9,966,707    $   9,993,798
     Revenue                                                         $   1,798,639    $   1,741,553
     Net Loss                                                        $    (337,700)   $    (511,696)




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

Item 3.  Legal Proceedings

On August 24, 2004, Boston Financial Qualified Housing Limited Partnership, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and three other Everest-related entities (collectively , the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships, and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The Court has granted this Motion.

Defendants maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) they are not "books and records" of the Partnerships, (ii) Everest does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Everest would give it an unfair informational advantage in secondary market transactions, and may violate federal and/or state securities laws. We have not formed an opinion that an unfavorable outcome is either probable or remote. In addition, our counsel refrains from expressing an opinion as to the likely outcome of the case, or the range of any loss.

Except as noted above, the Fund is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

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

As of March 31, 2005, there were 1,187 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. For the years ended March 31, 2005 and 2004, no cash distributions were made.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Level Overview

The Fund's investment portfolio consists of limited partnership interests in ten Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,379 per Limited Partner Unit, with approximately $53 of Tax Credits expected to be generated for 2005. In the aggregate, actual and estimated Tax Credits will enable the Fund to meet the objective specified in the Fund's prospectus.

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

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Fund accounts for its investments in Local Limited Partnerships using the equity method of accounting. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Fund investments where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "Other Revenue" in the accompanying financial statements.

The Fund has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are reviewed for impairment whenever events or changes in circumstances indicate that the Fund may not be able to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to reduce the asset to fair value will be recorded in the Fund's financial statements.

Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Fund to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Fund was required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE as of March 31, 2005.

This Interpretation requires consolidation by the Fund of the Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnerships were VIEs and that the Fund was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Fund has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Fund is involved with those VIEs as a non-controlling limited partner equity holder. The Fund is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Fund 's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($8,790,754 at March 31, 2005). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.

Liquidity and capital resources

At March 31, 2005, the Fund had cash and cash equivalents of $332,386, as compared to $341,433 at March 31, 2004. The decrease is primarily attributable to cash used for the Fund's operating and advances to certain Local Limited Partnerships, partially offset by cash distributions received from Local Limited Partnerships.

The General Partner initially designated 5% of the Gross Proceeds, as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2005, $338,358 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $51,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2005, the Fund has advanced approximately $1,248,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate. To date, the Fund has used approximately $188,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2005, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made to Limited Partners during the two years ended March 31, 2005. It is expected that cash available for distribution, if any, will not be significant in fiscal year 2006. As funds from temporary investments are paid to Local Limited Partnerships or used in operations, interest earnings on those funds decrease. In addition, some of the properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

For the year ended March 31, 2005, the Fund's operations resulted in a net loss of $1,794,522, as compared to $4,297,936 for the year ended March 31, 2004. The decrease in net loss is primarily attributable to an decrease equity in losses of Local Limited Partnerships primarily caused by an impairment write-down at one of the Local Limited Partnerships in the prior year. In addition, net loss also decreased due to a current year decrease in the provision for valuation of investments in Local Limited Partnerships to appropriately reflect the estimated net realizable value of certain investments.

Low-income housing tax credits

The 2004 and 2003 tax credits were $134 and $142 per Unit, respectively. The Tax Credits per Limited Partner stabilized in 1997 at approximately $142 per Unit, as Properties reached completion and became fully leased. Since the Tax Credits had stabilized, the annual amount allocated to investors remained the same for about the first seven years. In years eight through ten, the credits are decreasing as Properties reach the end of the ten year credit period. However, because the Compliance Periods extend significantly beyond the Tax Credit periods, the Fund is expected to retain most of its interests in the Local Limited Partnerships for the foreseeable future.

Property discussions

Many of the Properties in which the Fund has an interest have stabilized operations and operate above break-even. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, a few Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or
iii) result in the General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, the Local General Partner of Live Oaks Plantation, located in West Palm Beach, Florida, indicated a desire to transfer its interest in the Local Limited Partnership to a replacement Local General Partner. Accordingly, the General Partner began working with the Local General Partner to identify an acceptable replacement. Negotiations to replace the Local General Partner were then delayed due to an audit by the Internal Revenue Service ("IRS"). The audit focused on the tax treatment of certain items, such as land improvements, impact fees, utility fees and developer fees. In April 2002, the Florida office of the IRS issued their report indicating an eligible basis reduction of approximately $1,000,000, which would reduce the amount of Tax Credits and losses generated by the Property. The Local General Partner filed an appeal of the report to the Washington D.C. office of the IRS. The appeal was successful, and during April 2004 a settlement was reached whereby the eligible basis was reduced by approximately $93,000. As a result, the Fund had recapture of previously taken Tax Credits of approximately $2 per Unit. Future Tax Credits will also be reduced by approximately $0.25 per Unit. Subsequent to reaching a settlement with the IRS, negotiations to replace the Local General Partner resumed. Effective June 28, 2004, an affiliate of the General Partner replaced the Local General Partner. The General Partner has continued to seek a permanent replacement Local General Partner. A potential replacement Local General Partner has been identified and it is anticipated that that the Local General Partner interest will be transferred during the second quarter of 2005. In addition, while occupancy and working capital levels have consistently remained adequate, the Property generated significant operating deficits in 2001 and 2002. The Fund funded slightly more than $1,000,000 of deficits from Fund reserves. The General Partner anticipates that the recent increase in cash from operations will continue and will be sufficient to fund the monthly debt service. Occupancy at the Property averaged 90% during 2004 and debt service coverage and working capital were at appropriate levels.

As previously reported, turnover at Green Wood Apartments, located in Gallatin, Tennessee, had caused a decline in Property operations. Although the economy in Gallatin is growing, the major employers of tenants qualifying for affordable housing had layoffs. Rents were reduced in an effort to stabilize occupancy and administrative and maintenance expenses have been higher than budgeted. The Local General Partner has funded the operating deficits, enabling the Property to remain current on its loan obligations. However, the Property's occupancy and debt service coverage are below levels adequate to ensure breakeven operations. The General Partner will continue to closely monitor Property operations.

As previously reported, Meadow Wood of Pella, located in Pella, Iowa, has experienced operating deficits for the past several quarters due to reduced revenues resulting from low occupancy and high expenses. Operating deficits have continued in 2004, although smaller than in 2003. The Local General Partner has funded the operating deficit, and the Property has remained current on its debt service. Occupancy and working capital deteriorated during 2004. The General Partner will continue to closely monitor Property operations.

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2005 and 2004.

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

Item 8A.  Controls and Procedures

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


Item 8B.  Other Information

No reports on Form 8-K were filed during the fourth quarter of the year ended March 31, 2005.


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

Jenny Netzer, age 49 Executive Vice President, Tax Credit Equity Group - Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined MMA Financial, LLC as a result of the Boston Financial and subsequent Lend Lease HCI acquisitions, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, as a former member of Watertown Zoning Board of Appeals, as the Officer of Affordable Housing Tax Credit Coalition and is a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 48, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial, LLC. He joined MMA Financial, LLC as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

The Fund is organized as a Limited Partnership solely for the purpose of real estate investment and does not have any employees. Therefore the Fund has not adopted a Code of Ethics.

The Fund is structured as a Limited Partnership that was formed principally for real estate investment and is not "listed" issuer as defined by Rule 10A-3 of the Securities Exchange Act of 1934. Accordingly, neither an audit committee nor a financial expert to serve on such a committee has been established by the Fund.

Item 10.  Management Remuneration

Neither the partners of Arch Street VIII Limited Partnership nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2005, the following entities are the only entities known to the Fund to be the beneficial owners of more than 5% of the Units outstanding:

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

Item 12.  Certain Relationships and Related Transactions

The Fund is required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates (including MMA Financial, LLC) in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates (including MMA Financial, LLC) in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partner is entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partner will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the years ended March 31, 2005 and 2004 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the Fees paid and expense reimbursements made in the two years ended March 31, 2005 is as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Fund was required to pay certain fees to and reimburse expenses of the General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $4,664,369 have been charged directly to Limited Partners' equity. In connection therewith, $2,828,918 of selling expenses and $1,835,451 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the General Partner. The Fund was also required to pay a non-accountable expense allowance for marketing expense equal to a maximum of 1% of Gross Proceeds. The Fund has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partner. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. There were no organizational fees and expenses paid for the two years ended March 31, 2005.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund was required to pay acquisition fees to and reimburse acquisition expenses of the General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 6% of the Gross Proceeds.

Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of the Gross Proceeds. Acquisition fees totaling $2,189,820 for the closing of the Fund's Local Limited Partnership Investments were paid to an affiliate of the General Partner. Acquisition expenses totaling $335,196 were reimbursed to an affiliate of the General Partner. There were no acquisition fees and expenses paid for the two years ended March 31, 2005.

Asset management fees

In accordance with the Partnership Agreement, an affiliate of the General Partner currently receives 0.50% (annually adjusted by the CPI factor) of Gross Proceeds annually as an Asset Management Fee for administering the affairs of the Fund. Asset Management Fees incurred in the years ended March 31, 2005 and 2004 are as follows:

                                              2005             2004
                                           ------------     -----------

Asset management fees                     $    233,865     $   226,580

Salaries and benefits expense reimbursement

An affiliate of the General Partner is reimbursed for the cost of certain salaries and benefits expenses which are incurred by an affiliate of the General Partner on behalf of the Fund. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in the years ended March 31, 2005 and 2004 are as follows:
                                                 2005             2004
                                             ------------     -----------

Salaries and benefits expense reimbursement  $    103,838     $    74,805

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partner of the Fund, Arch Street VIII Limited Partnership, receives 1% of cash distributions made to partners. As of March 31, 2005, the Fund has not paid any cash distributions to partners.

Additional information concerning cash distributions and other fees paid or payable to the General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA Financial, LLC and its affiliates during each of the two years ended March 31, 2005 is presented in Note 5 to the Financial Statements.

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

(b)      Exhibits

     31.1 Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 31.2 Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the
           Sarbanes-Oxley Act of 2002

Item 14.   Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2005 as follows:
                                               2005              2004
                                            ---------         --------
     Audit fees                             $  16,750         $ 19,140
     Tax fees                               $   1,950         $  1,850

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2005.

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

      BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

      By:   Arch Street VIII Limited Partnership
            its General Partner

     By:/s/Jenny Netzer                            Date:    July 13, 2005
        ---------------------------------------             -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                        Date:    July 13, 2005
           ---------------------------------------         -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC


     By:   /s/Michael H. Gladstone                Date:   July 13, 2005
           -----------------------------                  -------------
           Michael H. Gladstone
           Principal
           MMA Financial, LLC


          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2005
                                                                 INDEX


                                                                               Page No.

     Report of Independent Registered Public Accounting Firm
        For the years ended March 31, 2005 and 2004                              F-2

     Financial Statements

       Balance Sheet - March 31, 2005                                            F-3

       Statements of Operations - For the years ended
         March 31, 2005 and 2004                                                 F-4

       Statements of Changes in Partners' Equity (Deficiency) -
         For the years ended March 31, 2005 and 2004                             F-5

       Statements of Cash Flows - For the years ended
         March 31, 2005 and 2004                                                 F-6

       Notes to the Financial Statements                                         F-7


          Report of Independent Registered Public Accounting Firm


To the Partners of
Boston Financial Tax Credit Fund VIII, A Limited Partnership


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VIII, A Limited Partnership ("the Partnership") at March 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
July 13, 2005

                 BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                 March 31, 2005




Assets

Cash and cash equivalents                                                                 $      332,386
Marketable securities, at fair value (Note 3)                                                      5,972
Investments in Local Limited Partnerships (Note 4)                                             8,790,754
Other assets                                                                                         204
                                                                                          --------------
     Total Assets                                                                         $    9,129,316
                                                                                          ==============
Liabilities and Partners' Equity

Due to affiliate (Note 5)                                                                 $    1,226,892
Accrued expenses                                                                                  44,823
                                                                                          --------------
     Total Liabilities                                                                         1,271,715
                                                                                          ==============
General, Initial and Investor Limited Partners' Equity                                         7,857,557
Net unrealized gains on marketable securities                                                         44
                                                                                          --------------
     Total Partners' Equity                                                                    7,857,601
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $    9,129,316
                                                                                          ==============

The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS
                  For the Years Ended March 31, 2005 and 2004


                                                                                2005             2004

Revenue:
   Investment                                                              $       5,896     $       5,996
   Other                                                                               -                 -
                                                                           -------------     -------------
       Total Revenue                                                               5,896             5,996
                                                                           -------------     -------------
Expenses:
   Asset management fees, related party (Note 5)                                 233,865           226,580
   Provision for valuation of advances to
     Local Limited Partnerships (Note 4)                                          73,076            40,000
   Provision for valuation of investments in Local
     Limited Partnerships (Note 4)                                                96,000         1,116,000
   General and administrative (includes
     reimbursements to an affiliate in the
     amounts of $103,838 and $74,805 in 2005 and
     2004, respectively) (Note 5)                                                178,022           153,220
   Amortization                                                                   28,126            28,685
                                                                          --------------     -------------
       Total Expenses                                                            609,089         1,564,485

Loss before equity in losses of
   Local Limited Partnerships                                                   (603,193)        (1,558,489)

Equity in losses of Local Limited
   Partnerships (Note 4)                                                      (1,191,329)        (2,739,447)
                                                                           -------------     -------------
Net Loss                                                                   $  (1,794,522)    $   (4,297,936)
                                                                           =============     ==============
Net Loss allocated:
   General Partner                                                         $     (17,945)    $      (42,979)
   Limited Partners                                                           (1,776,577)        (4,254,957)
                                                                           -------------     --------------
                                                                           $  (1,794,522)    $   (4,297,936)
Net Loss per Limited Partner Unit                                          =============     ==============
    (36,497 Units)                                                         $      (48.68)    $      (116.58)
                                                                           =============     ==============
The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                      STATEMENTS OF CHANGES IN PARTNERS EQUITY (DEFICIENCY)

                         For the Years Ended March 31, 2005 and 2004




                                                    Initial        Investor           Net
                                      General       Limited         Limited       Unrealized
                                     Partner        Partner        Partners          Gains            Total

Balance at March 31, 2003           $  (176,847)   $     100    $  14,126,762     $     3,206    $  13,953,221
                                    -----------    ---------    -------------     -----------    -------------
Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                       -            -                -          (2,686)          (2,686)
   Net Loss                             (42,979)           -       (4,254,957)              -       (4,297,936)
                                    -----------    ---------    -------------     -----------    -------------
Comprehensive Loss                      (42,979)           -       (4,254,957)         (2,686)      (4,300,622)
                                    -----------    ---------    -------------     -----------    -------------
Balance at March 31, 2004              (219,826)         100        9,871,805             520        9,652,599
                                    -----------    ---------    -------------     -----------    -------------
Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                       -            -                -            (476)            (476)
   Net Loss                             (17,945)           -       (1,776,577)              -       (1,794,522)
                                    -----------    ---------    -------------     -----------    -------------
Comprehensive Loss                      (17,945)           -       (1,776,577)           (476)      (1,794,998)
                                    -----------    ---------    -------------     -----------    -------------
Balance at March 31, 2005           $  (237,771)   $     100    $   8,095,228     $        44    $   7,857,601
                                    ===========    =========    =============     ===========    =============
The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                 STATEMENTS OF CASH FLOWS
                      For the Years Ended March 31, 2005 and 2004


                                                                                  2005           2004

Cash flows from operating activities:
   Net Loss                                                                  $  (1,794,522)  $  (4,297,936)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                              1,191,329       2,739,447
     Provision for valuation of advances to Local
       Limited Partnerships                                                         73,076          40,000
     Provision for valuation of investments in Local
       Limited Partnerships                                                         96,000       1,116,000
     Amortization                                                                   28,126          28,685
     Other non-cash item                                                              (177)           (236)
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
       Other assets                                                                    (62)            886
       Due to affiliate                                                            337,703         301,385
       Accrued expenses                                                             14,811           5,206
                                                                             -------------    ------------
Net cash used for operating activities                                             (53,716)        (66,563)
                                                                             -------------    ------------
Cash flows from investing activities:
   Proceeds from maturities of
     marketable securities                                                          12,441          75,228
   Advances to Local Limited Partnerships                                          (73,076)        (40,000)
   Cash distributions received from Local
     Limited Partnerships                                                          105,304         169,766
                                                                             -------------   -------------
Net cash provided by investing activities                                           44,669         204,994
                                                                             -------------   -------------
Net increase (decrease) in cash and cash equivalents                                (9,047)        138,431

Cash and cash equivalents, beginning                                               341,433         203,002
                                                                             -------------   -------------
Cash and cash equivalents, ending                                            $     332,386   $     341,433
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

Under the terms of the Partnership Agreement, the Fund originally designated 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 2005, the General Partner has designated $338,358 of cash, cash equivalents and marketable securities as such Reserve.

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

Concentration of Credit Risk

The Fund invests its cash primarily in money market funds with commercial banks. At times, cash balances at a limited number of banks and financial institutions may exceed federally insured amounts. Management believes it mitigates its credit risk by investing in major financial institutions.

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

                 BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Fund accounts for its investments in Local Limited Partnerships using the equity method of accounting. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "Other Revenue" in the accompanying financial statements.

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

The General Partners have decided to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2004 and 2003 and for the years then ended.

The Fund has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are reviewed for impairment whenever events or changes in circumstances indicate that the Fund may not be able to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to reduce the asset to fair value will be recorded in the Fund's financial statements.

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

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. Unless otherwise described, the fair values of the Fund's assets and liabilities, which qualify as financial instruments under SFAS No. 107, approximate their carrying amounts in the accompanying balance sheet.

Income Taxes

No provision for income taxes has been made, as the liability for such taxes is an obligation of the partners of the Fund.

Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Fund to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Fund was required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE as of March 31, 2005.

This Interpretation requires consolidation by the Fund of the Local Limited Partnerships' assets and liabilities and results of operations if the Fund determined that the Local Limited Partnerships were VIEs and that the Fund was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Fund has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Fund is involved with those VIEs as a non-controlling limited partner equity holder. The Fund is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Fund 's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($8,790,754 at March 31, 2005). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.

                 BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


3.   Marketable Securities

A summary of marketable securities is as follows:
                                                                          Gross           Gross
                                                                        Unrealized     Unrealized        Fair
                                                           Cost           Gains          Losses          Value

Mortgage backed securities                             $     5,928     $        44    $         -    $     5,972

Marketable securities at March 31, 2005                $     5,928     $        44    $         -    $     5,972

The contractual maturities at March 31, 2005 are as follows:
                                                                                      Fair
                                                                      Cost            Value

Mortgage backed securities                                        $     5,928      $     5,972
                                                                  $     5,928      $     5,972


Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the maturities of marketable securities were approximately $12,000 and $75,000 during the years ended March 31, 2005 and 2004, respectively.

4.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in ten Local Limited Partnerships, which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. The Fund's ownership interest in the Local Limited Partnerships is 99%, with the exception of Springwood, which is 79.20%, Hemlock Ridge, which is 77% and Pike Place and West End Place, which are 90%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to a third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March
31, 2005:

Capital contributions and advances paid to Local Limited Partnerships                            $  30,513,168

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $2,114,358)                                                   (18,598,790)

Cumulative cash distributions received from Local Limited Partnerships                              (1,111,725)
                                                                                                 -------------
Investments in Local Limited Partnerships before adjustments                                        10,802,653

Excess of investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                     1,048,010

   Cumulative amortization of acquisition fees and expenses                                           (287,474)
                                                                                                 -------------
Investments in Local Limited Partnerships before impairment allowance                               11,563,189

Impairment allowance on investments in Local Limited Partnerships                                   (2,772,435)
                                                                                                 -------------
Investments in Local Limited Partnerships                                                        $   8,790,754
                                                                                                 =============

For the year ended March 31, 2005, the Fund advanced $73,076 to one of the Local Limited Partnerships, all of which was impaired. In addition, the Fund has also recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

                 BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

4. Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2004 and 2003 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,
                                                                                  2004             2003
Assets:
   Investment property, net                                                  $  48,126,113     $  50,195,293
   Other assets                                                                  3,609,728         3,552,699
                                                                             -------------     -------------
     Total Assets                                                            $  51,735,841     $  53,747,992
                                                                             =============     =============
Liabilities and Partners' Equity:
   Mortgage notes payable                                                    $  32,885,531     $  33,621,184
   Other liabilities                                                            11,028,487        10,332,184
                                                                             -------------     -------------
     Total Liabilities                                                          43,914,018        43,953,368
                                                                             =============     =============
Fund's Equity                                                                    8,893,788        10,558,877
Other partners' deficiency                                                      (1,071,965)         (764,253)
                                                                             -------------     -------------
     Total Equity                                                                7,821,823         9,794,624
                                                                             -------------     -------------
     Total Liabilities and Partners' Equity                                  $  51,735,841     $  53,747,992
                                                                             =============     =============

Summarized Income Statements - for the year ended December 31,

Rental and other income                                                      $   9,157,494     $   8,998,065
                                                                             -------------     -------------
Expenses:
   Operating                                                                     5,730,458         8,208,385
   Interest                                                                      2,836,555         2,888,426
   Depreciation and amortization                                                 2,284,398         2,473,932
                                                                             -------------     -------------
     Total Expenses                                                             10,851,411        13,570,743
                                                                             -------------     -------------
Net Loss                                                                     $  (1,693,917)    $  (4,572,678)
                                                                             =============     =============
Fund's share of Net Loss                                                     $  (1,601,766)    $  (4,443,367)
                                                                             =============     =============
Other partners' share of Net Loss                                            $     (92,151)    $    (129,311)
                                                                             =============     =============

For the years ended March 31, 2005 and 2004, the Fund has not recognized $410,437 and $1,703,920, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in the Local Limited Partnership.

The Fund's equity as reflected by the Local Limited Partnerships of $8,893,788 differs from the Fund's investments in Local Limited Partnerships before adjustments of $10,802,653 primarily because of cumulative unrecognized losses as described above and differences in the accounting treatment of miscellaneous items.

                 BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

5.   Transactions with Affiliates

An affiliate of the General Partner receives a base amount of 0.50% (annually adjusted by the CPI factor) of the Gross Proceeds as the annual Asset Management Fee for administering the affairs of the Fund. Asset Management Fees of $233,865 and $226,580 for the years ended March 31, 2005 and 2004, respectively, have been included in expenses. Included in due to affiliate at March 31, 2005 is $1,001,049 of Asset Management Fees. During the years ended March 31, 2005 and 2004, $0 and $0, respectively, were paid out of available cash flow for Asset Management Fees.

An affiliate of the General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2005 and 2004, is $103,838 and $74,805, respectively that the Fund incurred for these expenses. As of March 31, 2005, $225,843 is payable to an affiliate of the General Partner for salaries and benefits.

6.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2005 and 2004 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2004 and 2003:

                                                                                    2005              2004

Net Loss per financial statements                                               $  (1,794,522)   $  (4,297,936)

Equity in losses of Local Limited Partnerships for financial reporting (tax)
   purposes in excess of equity in losses for tax
   (financial reporting) purposes                                                    (108,986)       2,911,853
Equity in losses of Local Limited Partnerships not recognized for
   financial reporting purposes                                                      (410,437)      (1,703,920)

Adjustment to reflect March 31 fiscal year end to December 31
   taxable year end                                                                    (4,011)          (2,203)

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                    (9,983)          (9,424)

Provision for valuation of advances to Local Limited
   Partnerships not deductible for tax purposes                                        73,076           40,000

Provision for valuation of investments in Local Limited Partnerships
   not deductible for tax purposes                                                     96,000        1,116,000
                                                                                -------------    -------------
Net Loss per tax return                                                         $  (2,158,863)   $  (1,945,630)
                                                                                =============    =============

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2005 and December 31, 2004, respectively are as follows:

                                                         Financial
                                                          Reporting              Tax
                                                          Purposes            Purposes          Differences

Investments in Local Limited Partnerships              $    8,790,754      $   9,870,846       $   1,080,092
Other assets                                           $      338,562      $   5,018,304       $   4,679,742
Liabilities                                            $    1,271,715      $   1,191,393       $     (80,322)


                 BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

6. Federal Income Taxes (continued)


The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $1,600,000 more than for financial reporting purposes, including approximately $2,114,000 of losses the Fund has not recognized relating to two Local Limited Partnerships whose cumulative equity in losses exceeded the total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $73,000; (iii) the Fund has provided an impairment allowance of approximately $2,772,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iv) organizational and offering costs of approximately $4,664,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.