Form 10QSB
period 2005-06-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2005-08-15
CIK 911568

August 15, 2005




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re: Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended June 30, 2005
       File Number 0-26522



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

For the quarterly period ended        June 30, 2005
                               --------------------------------

                                                         OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from                       to
                               ---------------------         -----------------

                         Commission file number 0-26522

          Boston Financial Tax Credit Fund VIII, A Limited Partnership
             (Exact name of registrant as specified in its charter)



                   Massachusetts                            04-3205879
----------------------------------------------          -----------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                     Identification No.)


   101 Arch Street, Boston, Massachusetts              02110-1106
---------------------------------------------       ------------------------
  (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code     (617) 439-3911
                                                     ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2005                                               1

         Statements of Operations (Unaudited) - For the Three
            Months Ended June 30, 2005 and 2004                                                  2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Three Months Ended June 30, 2005                               3

         Statements of Cash Flows (Unaudited) - For the Three
            Months Ended June 30, 2005 and 2004                                                  4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     7


Item 3.  Controls and Procedures                                                                11

PART II - OTHER INFORMATION

Items 1-6                                                                                       12


SIGNATURE                                                                                       13

CERTIFICATIONS                                                                                  14


          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP



                                  BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                         $     1,151,781
Investment securities (Note 1)                                                                            131,122
Investments in Local Limited Partnerships (Note 2)                                                      7,685,340
Other assets                                                                                                2,603
                                                                                                  ---------------
     Total Assets                                                                                 $     8,970,846
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $     1,304,514
Accrued expenses                                                                                           50,673
                                                                                                  ---------------
     Total Liabilities                                                                                  1,355,187
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  7,615,642
Net unrealized gains on marketable securities                                                                  17
                                                                                                  ---------------
     Total Partners' Equity                                                                             7,615,659
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $     8,970,846
                                                                                                  ===============


   The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2005 and 2004
                                   (Unaudited)



                                                                                 2005                     2004
                                                                           ----------------         ---------------
Revenue:
   Investment                                                              $          4,460         $         1,066
                                                                           -----------------        ---------------
     Total Revenue                                                                    4,460                   1,066
                                                                           ----------------         ---------------

Expense:
   Asset management fees, related party                                              59,626                  58,797
   General and administrative (includes
     reimbursements to an affiliate in the amount
     of  $17,996 and  $29,909 in 2005 and
     2004, respectively)                                                             40,832                  43,674
   Amortization                                                                       7,032                   7,032
                                                                           ----------------         ---------------
     Total Expenses                                                                 107,490                 109,503
                                                                           ----------------         ---------------

Loss before equity in losses of Local Limited Partnerships                         (103,030)               (108,437)

Equity in losses of Local Limited Partnerships (Note 2)                            (138,885)               (187,184)
                                                                           ----------------         ---------------

Net Loss                                                                   $       (241,915)        $      (295,621)
                                                                           ================         ===============

Net Loss allocated:
   General Partners                                                        $         (2,419)        $        (2,956)
   Limited Partners                                                                (239,496)               (292,665)
                                                                           ----------------         ---------------
                                                                           $       (241,915)        $      (295,621)
                                                                           ================         ===============
Net Loss per Limited Partner Unit
   (36,497 Units)                                                          $          (6.56)        $         (8.02)
                                                                           ================         ================



   The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2005
                                   (Unaudited)


                                                            Initial           Investor            Net
                                           General          Limited            Limited        Unrealized
                                          Partners          Partner            Partner           Gains            Total

Balance at March 31, 2005                $  (237,771)    $       100       $    8,095,228    $          44   $    7,857,601
                                         -----------     -----------       --------------    -------------   --------------

Comprehensive Loss:
  Change in net unrealized
     gains on marketable
     securities available for sale                 -               -                    -             (27)              (27)
  Net Loss                                    (2,419)              -             (239,496)              -          (241,915)
                                         -----------     -----------       --------------    ------------    --------------
Comprehensive Loss                            (2,419)              -             (239,496)            (27)         (241,942)
                                         -----------     -----------       --------------    ------------    --------------

Balance at June 30, 2005                 $  (240,190)    $       100       $    7,855,732    $         17    $    7,615,659
                                         ===========     ===========       ==============    ============    ==============



   The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2005 and 2004
                                   (Unaudited)


                                                                                  2005              2004
                                                                              -------------    --------------

Net cash used for operating activities                                        $     (14,929)   $      (13,616)

Net cash provided by investing activities                                           834,324           105,534
                                                                              -------------    --------------

Net increase in cash and cash equivalents                                           819,395            91,918

Cash and cash equivalents, beginning                                                332,386           341,433
                                                                              -------------    --------------

Cash and cash equivalents, ending                                             $   1,151,781    $      433,351
                                                                              =============    ==============



   The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form10-KSB for the year ended March 31, 2005. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2005 and 2004.

1.   Investment Securities

The Fund's investment securities may be classified as "Available for Sale" or "Held to Maturity". Those classified as "Available for Sale" are carried at fair value (as reported by the brokerage firms at which they are held), with unrealized gains or losses excluded from earnings and reported as a separate component of partner's equity. Those classified as "Held to Maturity," with maturities in 2006, are reported at amortized cost. For securities held-to-maturity, the fair value at June 30, 2005 is approximately $126,000. For securities classified as available for sale, the fair value at June 30, 2005 is approximately $6,000. There were no sales of investment securities during the quarter ended June 30, 2005.

2.   Investments in Local Limited Partnerships

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

The following is a summary of investments in Local Limited Partnerships at June 30, 2005:



Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                    $    30,513,168

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $2,227,953)                                                                   (18,737,675)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,071,222)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              9,704,271

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,048,010

   Cumulative amortization of acquisition fees and expenses                                                (294,506)
                                                                                                    ---------------

Investments in Local Limited Partnerships before impairment allowance                                    10,457,775

Impairment allowance on investments in Local Limited Partnerships                                        (2,772,435)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     7,685,340
                                                                                                    ===============

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                   (Unaudited)


2. Investments in Local Limited Partnerships (continued)

The Fund has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund's share of net losses of the Local Limited Partnerships for the three months ended June 30, 2005 is $252,480. For the three months ended June 30, 2005, the Fund has not recognized $113,595 of equity in losses relating to two Local Limited Partnership where cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnership.

3.   Significant Equity Investees

Three Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's consolidated assets, equity or net losses. The following financial information represents the Local Limited Partnership's performance for the three months ended March 31, 2005 and 2004:



         Beaverdam Creek Associates, a Limited Partnership                 2005              2004
         -------------------------------------------------             -------------    -------------
         Revenue                                                       $     238,400    $     235,000
         Net Loss                                                      $      (3,600)   $     (30,000)


         Oak Knoll Renaissance, a Limited Partnership                      2005              2004
         --------------------------------------------                  -------------    -------------
         Revenue                                                       $     507,182    $     489,000
         Net Income                                                    $      54,853    $      44,000

         Live Oaks Plantation                                              2005              2004
         --------------------                                          -------------    -------------
         Revenue                                                       $     449,700    $     457,582
         Net Loss                                                      $     (84,300)   $     (68,487)

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

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Fund to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Fund is required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE.

This Interpretation requires consolidation by the Fund of the Local Limited Partnerships' assets and liabilities and results of operations if the Fund determined that the Local Limited Partnerships were VIEs and that the Fund was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Fund has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Fund is involved with those VIEs as a non-controlling limited partner equity holder. The Fund is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Fund 's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($7,685,340 at June 30, 2005). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At June 30, 2005, the Fund had cash and cash equivalents of $1,151,781, as compared to $332,386 at March 31, 2005. This increase is primarily attributable to cash distributions received from Local Limited Partnerships. These increases were partially offset by cash used for operations and purchases of marketable securities.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2005, $1,282,903 of cash, cash equivalents and investment securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $51,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2005, the Fund has advanced approximately $1,248,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund Fund operating deficits, if the General Partner deems funding appropriate.

To date, the Fund has used approximately $758,000 of operating funds to replenish Reserves. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2005, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2005.

Results of Operations

For the three months ended June 30, 2005, the Fund's operations resulted in a net loss of $241,915, as compared to $295,621 for the three months ended June 30, 2004. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero.

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

On August 24, 2004, the Fund, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, and Boston Financial Tax Credit Fund VII, A Limited Partnership, (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and three other Everest-related entities (collectively , the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The Court has granted this Motion.

The Partnerships maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) that selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships have not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the Partnerships' counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

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

As previously reported, turnover at Green Wood Apartments, located in Gallatin, Tennessee, had caused a decline in Property operations. Although the economy in Gallatin is growing, the major employers of tenants qualifying for affordable housing had layoffs. Rents were reduced in an effort to stabilize occupancy and administrative and maintenance expenses have been higher than budgeted. The Local General Partner has funded the operating deficits, enabling the Property to remain current on its loan obligations. Despite improvements in occupancy and debt service coverage levels during the quarter ended March 31, 2005, both remain below appropriate levels. The General Partner will continue to closely monitor Property operations.

As previously reported, Meadow Wood of Pella, located in Pella, Iowa, has experienced operating deficits for the past several quarters due to reduced revenues resulting from low occupancy and high expenses. Operating deficits continued in 2004, although smaller than in 2003. The Local General Partner has funded the operating deficit, and the Property has remained current on its debt service. Both occupancy and working capital improved during the quarter ending March 31, 2005. The General Partner will continue to closely monitor Property operations.

In 2004, the Local General Partner of Beaverdam Creek, located in Mechanicsville, Virginia requested approval for a refinancing on the Property's first mortgage. In order to provide the Fund with an expedient exit strategy, as part of the agreement to provide the General Partner's approval of the refinancing, a put agreement was entered into whereby the Fund has the right to transfer its interest in the Property for a nominal amount at any time after December 31, 2009, the end of the Property's Compliance Period. As a result of the refinancing, which closed on May 4, 2005, the Fund received Sale or Refinancing Proceeds, as defined in the Local Limited Partnership Agreement, of $890,727. The General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Fund's evaluation as of the end of the period covered by this report, the Fund's officer has concluded that the Fund's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2005

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 15, 2005       BOSTON FINANCIAL TAX CREDIT FUND VIII,
                              A LIMITED PARTNERSHIP


                              By:   Arch Street VIII Limited Partnership,
                                    its General Partner



                                    /s/Jenny Netzer
                                    Jenny Netzer
                                    Executive Vice President
                                    MMA Financial, LLC