Form 10QSB
period 2005-09-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2005-11-15
CIK 911568

November 14, 2005




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re: Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended September 30, 2005 File Number 0-26522



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

For the quarterly period ended            September 30, 2005
                                       -----------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                 to
                               --------------         -------------------------

                         Commission file number 0-26522

          Boston Financial Tax Credit Fund VIII, A Limited Partnership
               (Exact name of registrant as specified in its charter)



                   Massachusetts                    04-3205879
------------------------------------------       --------------------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)              Identification No.)


   101 Arch Street, Boston, Massachusetts             02110-1106
---------------------------------------------     -----------------------------
  (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
                                                    ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2005                                          1

         Statements of Operations (Unaudited) - For the Three and Six
            Months Ended September 30, 2005 and 2004                                             2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Six Months Ended September 30, 2005                            3

         Statements of Cash Flows (Unaudited) - For the Six
            Months Ended September 30, 2005 and 2004                                             4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     7

PART II - OTHER INFORMATION

Items 1-6                                                                                       11


SIGNATURE                                                                                       12

CERTIFICATIONS                                                                                  13


          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP



                                  BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                         $     1,020,864
Investment securities, at fair value (Note 1)                                                             278,195
Investments in Local Limited Partnerships (Note 2)                                                      7,487,028
Other assets                                                                                                1,462
                                                                                                  ---------------
     Total Assets                                                                                 $     8,787,549
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $     1,381,410
Accrued expenses                                                                                           47,144
                                                                                                  ---------------
     Total Liabilities                                                                                  1,428,554
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  7,360,402
Net unrealized losses on investment securities                                                             (1,407)
                                                                                                  ---------------
     Total Partners' Equity                                                                             7,358,995
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $     8,787,549
                                                                                                  ===============


   The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2005 and 2004
                                   (Unaudited)


                                                            Three Months Ended                         Six Months Ended
                                                     September 30,          September 30,       September 30,         September 30,
                                                         2005                   2004                2005                  2004
                                                   ----------------      ----------------     ----------------      ---------------
Revenue
   Investment                                      $         13,364      $          1,573     $         17,824      $          2,639
                                                   ----------------      ----------------     ----------------      ----------------
       Total Revenue                                         13,364                 1,573               17,824                 2,639
                                                   ----------------      ----------------     ----------------      ----------------

Expenses:
   Asset management fees, related party                      59,626                57,721              119,252               116,518
   General and administrative
     (includes reimbursement to affiliate
     in the amounts of $35,396 and
     $59,291 in 2005 and 2004,
     respectively)                                           47,937                49,386               88,769                93,060
   Amortization                                               7,033                 7,032               14,065                14,064
                                                   ----------------      ----------------     ----------------      ----------------
       Total Expense                                        114,596               114,139              222,086               223,642
                                                   ----------------      ----------------     ----------------      ----------------

Loss before equity in losses of
   Local Limited Partnerships                              (101,232)             (112,566)            (204,262)            (221,003)

Equity in losses of Local Limited
   Partnerships (Note 1)                                   (154,008)             (197,886)            (292,893)            (385,070)
                                                   ----------------      ----------------     ----------------      ----------------

Net Loss                                           $       (255,240)     $       (310,452)    $       (497,155)     $      (606,073)
                                                   ================      ================     ================      ================

Net Loss allocated:
   General Partners                                $         (2,552)     $         (3,105)    $         (4,971)     $        (6,061)
   Limited Partners                                        (252,688)             (307,347)            (492,184)            (600,012)
                                                   ----------------      ----------------     ----------------      ----------------
                                                   $       (255,240)     $       (310,452)    $       (497,155)     $      (606,073)
                                                   ================      ================     ================      ================

Net Loss Per Limited Partner
   Unit (36,497) Units                             $          (6.92)     $          (8.42)    $         (13.49)     $        (16.44)
                                                   ================      ================     ================      ================


   The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2005
                                   (Unaudited)

                                                                                                   Net
                                                            Initial           Investor         Unrealized
                                           General          Limited            Limited            Gains
                                          Partners          Partner            Partner          (Losses)          Total

Balance at March 31, 2005                $  (237,771)    $       100       $    8,095,228    $          44   $    7,857,601
                                         -----------     -----------       --------------    -------------   --------------

Comprehensive Loss:
  Change in net unrealized
     gains on investment
     securities available for sale                 -               -                    -          (1,451)           (1,451)
  Net Loss                                    (4,971)              -             (492,184)              -          (497,155)
                                         -----------     -----------       --------------    ------------    --------------
Comprehensive Loss                            (4,971)              -             (492,184)         (1,451)         (498,606)
                                         -----------     -----------       --------------    ------------    --------------

Balance at September 30, 2005            $  (242,742)    $       100       $    7,603,044    $     (1,407)   $    7,358,995
                                         ===========     ===========       ==============    ============    ==============


   The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2005 and 2004
                                   (Unaudited)





                                                                                  2005              2004
                                                                              -------------    ---------

Net cash used for operating activities                                        $     (34,624)   $      (25,450)

Net cash provided by investing activities                                           723,102           111,776
                                                                              -------------    --------------

Net increase in cash and cash equivalents                                           688,478            86,326

Cash and cash equivalents, beginning                                                332,386           341,433
                                                                              -------------    --------------

Cash and cash equivalents, ending                                             $   1,020,864    $      427,759
                                                                              =============    ==============


   The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-KSB for the year ended March 31, 2005. In the opinion of the General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2005 and 2004.

1.   Investment Securities

The Fund's investment securities are classified as "Available for Sale" and are carried at fair value as reported by the brokerage firms at which they are held, with unrealized gains or losses excluded from earnings and reported as a separate component of partner's equity.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2005:



Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                    $    30,513,168

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $2,306,158)                                                                   (18,891,683)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,108,493)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              9,512,992

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,048,010

   Cumulative amortization of acquisition fees and expenses                                                (301,539)
                                                                                                    ---------------

Investments in Local Limited Partnerships before impairment allowance                                    10,259,463

Impairment allowance on investments in Local Limited Partnerships                                        (2,772,435)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     7,487,028
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

The Fund's share of net losses of the Local Limited Partnerships for the six months ended September 30, 2005 is $484,693. For the six months ended September 30, 2005, the Fund has not recognized $191,800 of equity in losses relating to two Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnership.

3.   Significant Equity Investees

Three Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's consolidated assets, equity or net losses. The following financial information represents these Local Limited Partnerships' performance for the six months ended September 30, 2005 and 2004:



         Beaverdam Creek Associates, a Limited Partnership                 2005              2004
         -------------------------------------------------             -------------    -------------
         Revenue                                                       $     485,663    $     456,789
         Net Income (Loss)                                             $      21,432    $     (33,980)


         Oak Knoll Renaissance, a Limited Partnership                      2005              2004
         --------------------------------------------                  -------------    -------------
         Revenue                                                       $   1,022,034    $     977,071
         Net Income                                                    $      80,775    $      61,760

         Live Oaks Plantation                                              2005              2004
         --------------------                                          -------------    -------------
         Revenue                                                       $     899,300    $     922,031
         Net Loss                                                      $    (168,700)   $    (160,112)


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

This Interpretation requires consolidation by the Fund of the Local Limited Partnerships' assets and liabilities and results of operations if the Fund determined that the Local Limited Partnerships were VIEs and that the Fund was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Fund has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Fund is involved with those VIEs as a non-controlling limited partner equity holder. The Fund is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Fund's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($7,487,028 at September 30, 2005). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At September 30, 2005, the Fund had cash and cash equivalents of $1,020,864, as compared to $332,386 at March 31, 2005. This increase is primarily attributable to cash distributions received from Local Limited Partnerships. These increases were partially offset by cash used for operations and purchases of investment securities.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2005, $1,299,059 of cash, cash equivalents and investment securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $62,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2005, the Fund has advanced approximately $1,248,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.

To date, the Fund has used approximately $784,000 of operating funds to replenish Reserves. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2005, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2005.

Results of Operations

Three Month Period

For the three months ended September 30, 2005, the Fund's operations resulted in a net loss of $255,240, as compared to $310,452 for the three months ended September 30, 2004. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships. Equity in losses of Local Limited Partnerships decreased due to decreases in certain expenses at some of the properties.

Six Month Period

For the six months ended September 30, 2005, the Fund's operations resulted in a net loss of $497,155, as compared to $606,073 for the six months ended September 30, 2004. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and an increase in investment revenue. The decrease in equity in losses of Local Limited Partnerships is primarily due to decreases in certain expenses at some of the properties.

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

On August 24, 2004, the Fund, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, and Boston Financial Tax Credit Fund VII, A Limited Partnership, (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest 2-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The court has granted this Motion.

The Partnerships maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships have not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the Partnerships' counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

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

As previously reported, the Local General Partner of Live Oaks Plantation, located in West Palm Beach, Florida, indicated a desire to transfer its interest in the Local Limited Partnership to a replacement Local General Partner. Accordingly, the General Partner began working with the Local General Partner to identify an acceptable replacement. Negotiations to replace the Local General Partner were then delayed due to an audit by the Internal Revenue Service ("IRS"). The audit focused on the tax treatment of certain items, such as land improvements, impact fees, utility fees and developer fees. In April 2002, the Florida office of the IRS issued their report indicating an eligible basis reduction of approximately $1,000,000, which would reduce the amount of Tax Credits and losses generated by the Property. The Local General Partner filed an appeal of the report to the Washington D.C. office of the IRS. The appeal was successful, and during April 2004 a settlement was reached whereby the eligible basis was reduced by approximately $93,000. As a result, the Fund had recapture of previously taken Tax Credits of approximately $2 per Unit. Future Tax Credits will also be reduced by approximately $0.25 per Unit. Subsequent to reaching a settlement with the IRS, negotiations to replace the Local General Partner resumed. Effective June 28, 2004, an affiliate of the General Partner replaced the Local General Partner. In June 2005, the Local General Partner interest was transferred from the affiliate of the General Partner to a replacement Local General Partner. While occupancy and working capital levels at the Property have consistently remained adequate, the Property generated significant operating deficits in 2001 and 2002. The Fund funded slightly more than $1,000,000 of deficits from Fund Reserves. The General Partner anticipates that cash from operations will continue to fund the monthly debt service. Occupancy at the Property averaged 88% for the three months ended September 30, 2005, while debt service coverage and working capital have remained above appropriate levels during the same period.

As previously reported, turnover at Green Wood Apartments, located in Gallatin, Tennessee, as a result of few employment opportunities in the immediate area, continues to cause a decline in Property operations. Rental concessions, in an effort to alleviate the turnover issue, along with higher utility and administrative expenses, continue to hinder the Property's ability to operate at above breakeven. Despite an overall improvement in occupancy levels since 2004, occupancy and debt service coverage both remain below appropriate levels. The Local General Partner continues to fund the operating deficits, enabling the Property to remain current on its loan obligations. The General Partner will continue to closely monitor Property operations.

As previously reported, Meadow Wood of Pella, located in Pella, Iowa, had experienced operating deficits in recent quarters due to reduced revenues resulting from low occupancy and high expenses. While occupancy has improved to a very acceptable level and expenses have moderated, the Property operated at below breakeven for the six months ended June 30, 2005 due to the incurrence of the annual debt service payment on its HOME loan. The operating deficit for the six months ended September 30, 2005 was funded by the Property's operating reserve as well as working capital. The Local General Partner has fulfilled his working capital obligation and will no longer fund operating deficits. The Property remains current on its debt service. The General Partner will continue to closely monitor Property operations.

As previously reported, in 2004 the Local General Partner of Beaverdam Creek, located in Mechanicsville, Virginia, requested approval for a refinancing on the Property's first mortgage. As part of the agreement to provide the General Partner's approval of the refinancing, a put agreement was entered into whereby the Fund has the right to transfer its interest in the Local Limited Partnership for a nominal price at any time after December 31, 2009, the end of the Property's Compliance Period. As a result of the refinancing, which closed on May 4, 2005, the Fund received Sale or Refinancing Proceeds, as defined in the Local Limited Partnership Agreement, of $890,727. The General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                  (a)    Exhibits

                  31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002


                  (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2005

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 14, 2005     BOSTON FINANCIAL TAX CREDIT FUND VIII,
                              A LIMITED PARTNERSHIP


                              By:   Arch Street VIII Limited Partnership,
                                    its General Partner



                                    /s/Jenny Netzer
                                    Jenny Netzer
                                    Executive Vice President
                                    MMA Financial, LLC