Form 10QSB
period 2005-12-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2006-02-14
CIK 911568

February 14, 2006




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re: Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended December 31, 2005 File Number 0-26522



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

For the quarterly period ended                      December 31, 2005
                                       --------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                         to
                               ---------------------        ----------------

   Commission file number 0-26522

         Boston Financial Tax Credit Fund VIII, A Limited Partnership
              (Exact name of registrant as specified in its charter)


          Massachusetts                       04-3205879
---------------------------------         -----------------------------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts           02110-1106
--------------------------------------------- -----------------------------
  (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
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

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2005                                           1

         Statements of Operations (Unaudited) - For the Three and Nine
            Months Ended December 31, 2005 and 2004                                              2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Nine Months Ended December 31, 2005                            3

         Statements of Cash Flows (Unaudited) - For the Nine
            Months Ended December 31, 2005 and 2004                                              4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     7

PART II - OTHER INFORMATION

Items 1-6                                                                                       12

SIGNATURE                                                                                       13

CERTIFICATIONS                                                                                  14


          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                                  BALANCE SHEET
                                December 31, 2005
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                         $       262,212
Investment securities, at fair value (Note 1)                                                             274,180
Investments in Local Limited Partnerships (Note 2)                                                      7,207,592
Other assets                                                                                                2,855
                                                                                                  ---------------
     Total Assets                                                                                 $     7,746,839
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $       677,068
Accrued expenses                                                                                           56,696
                                                                                                  ---------------
     Total Liabilities                                                                                    733,764
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  7,015,512
Net unrealized losses on investment securities                                                             (2,437)
                                                                                                  ---------------
     Total Partners' Equity                                                                             7,013,075
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $     7,746,839
                                                                                                  ===============

The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2005 and 2004
                                   (Unaudited)


                                                         Three Months Ended                             Nine Months Ended
                                                  December 31,               December 31,        December 31,          December 31,
                                                      2005                       2004                2005                  2004
                                                ----------------          ----------------     ----------------      --------------
Revenue
   Investment                                   $         10,447          $          1,454     $         28,271      $        4,093
                                                ----------------          ----------------     ----------------      --------------
       Total Revenue                                      10,447                     1,454               28,271               4,093
                                                ----------------          ----------------     ----------------      --------------

Expenses:
   Asset management fees, related party                   59,627                    57,721              178,879             174,239
   Provision for valuation of advances to
     Local Limited Partnerships (Note 2)                       -                    73,076                    -              73,076
   Provision for valuation of investments
     in Local Limited Partnerships
     (Note 2)                                             11,633                         -               11,633                   -
   General and administrative
     (includes reimbursement to affiliate
     in the amounts of $46,297 and
     $84,079 in 2005 and 2004,
     respectively)                                        35,097                    47,046              123,866             140,106
   Amortization                                            3,437                     7,032               17,502              21,096
                                                ----------------          ----------------     ----------------      --------------
       Total Expense                                     109,794                   184,875              331,880             408,517
                                                ----------------          ----------------     ----------------      --------------

Loss before equity in losses of
   Local Limited Partnerships                            (99,347)                 (183,421)            (303,609)          (404,424)

Equity in losses of Local Limited
   Partnerships (Note 2)                                (245,543)                 (121,986)            (538,436)          (507,056)
                                                ----------------          ----------------     ----------------      --------------

Net Loss                                        $       (344,890)         $       (305,407)    $       (842,045)     $    (911,480)
                                                ================          ================     ================      ==============

Net Loss allocated:
   General Partners                             $         (3,449)         $         (3,054)    $         (8,420)     $      (9,115)
                                                                         (3,054)
   Limited Partners                                     (341,441)                 (302,353)            (833,625)          (902,365)
                                                ----------------          ----------------     ----------------      --------------
                                                $       (344,890)         $       (305,407)    $       (842,045)     $    (911,480)
                                                ================          ================     ================      ==============

Net Loss Per Limited Partner
   Unit (36,497) Units                          $          (9.35)         $          (8.28)    $         (22.84)     $      (24.72)
                                                ================          ================     ================      ==============

The accompanying notes are an integral part of these financial statements.


          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2005
                                   (Unaudited)






                                                                                                   Net
                                                            Initial           Investor         Unrealized
                                           General          Limited            Limited            Gains
                                          Partners          Partner            Partner          (Losses)          Total

Balance at March 31, 2005                $  (237,771)    $       100       $    8,095,228    $          44   $    7,857,601
                                         -----------     -----------       --------------    -------------   --------------

Comprehensive Loss:
  Change in net unrealized
     gains on investment
     securities available for sale                 -               -                    -          (2,481)           (2,481)
  Net Loss                                    (8,420)              -             (833,625)              -          (842,045)
                                         -----------     -----------       --------------    ------------    --------------
Comprehensive Loss                            (8,420)              -             (833,625)         (2,481)         (844,526)
                                         -----------     -----------       --------------    ------------    --------------

Balance at December 31, 2005             $  (246,191)    $       100       $    7,261,603    $     (2,437)   $    7,013,075
                                         ===========     ===========       ==============    ============    ==============






The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2005 and 2004
                                   (Unaudited)





                                                                                  2005              2004
                                                                              -------------    ---------

Net cash used for operating activities                                        $    (815,093)   $      (38,278)

Net cash provided by investing activities                                           744,919            43,567
                                                                              -------------    --------------

Net increase (decrease) in cash and cash equivalents                                (70,174)            5,289

Cash and cash equivalents, beginning                                                332,386           341,433
                                                                              -------------    --------------

Cash and cash equivalents, ending                                             $     262,212    $      346,722
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

The General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2005 and 2004.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2005:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                    $    30,513,168

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $2,394,078)                                                                   (19,137,226)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,127,316)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              9,248,626

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,048,010

   Cumulative amortization of acquisition fees and expenses                                                (304,976)
                                                                                                    ---------------

Investments in Local Limited Partnerships before impairment allowance                                     9,991,660

Impairment allowance on investments in Local Limited Partnerships                                        (2,784,068)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     7,207,592
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

The Fund's share of net losses of the Local Limited Partnerships for the nine months ended December 31, 2005 is $818,156. For the nine months ended December 31, 2005, the Fund has not recognized $279,720 of equity in losses relating to two Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnership.

3.   Significant Equity Investees

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of either December 31, 2005 or 2004 or net losses for the three months ended either December 31, 2005 or 2004. The following financial information represents the performance of these Local Limited Partnerships for the three months ended December 31, 2005 and/or 2004:

         Beaverdam Creek Associates, a Limited Partnership                 2005              2004
         -------------------------------------------------             -------------    -------------
         Revenue                                                       $     296,782    $     306,576
         Net Income (Loss)                                             $     (41,178)   $      43,749


         Oak Knoll Renaissance, a Limited Partnership
         Revenue                                                       $     494,656    $     517,514
         Net Income                                                    $     (47,393)   $      32,636


         Live Oaks Plantation
         Revenue                                                       $         N/A    $     456,961
         Net Loss                                                      $         N/A    $     (69,474)


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

This Interpretation requires consolidation by the Fund of the Local Limited Partnerships' assets and liabilities and results of operations if the Fund determined that the Local Limited Partnerships were VIEs and that the Fund was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Fund has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Fund is involved with those VIEs as a non-controlling limited partner equity holder. The Fund is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Fund's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($7,207,592 at December 31, 2005). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At December 31, 2005, the Fund had cash and cash equivalents of $262,212, as compared to $332,386 at March 31, 2005. This decrease is primarily attributable to cash used for operations and purchases of investment securities and is partially offset by cash distributions received from Local Limited Partnerships. Cash used for operations includes $775,000 paid to the General Partner for Asset Management Fees.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2005, $536,392 of cash, cash equivalents and investment securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $62,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2005, the Fund has advanced approximately $1,248,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.

To date, the Fund has used approximately $22,000 of operating funds to replenish Reserves. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2005, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made to Limited Partners during the nine months ended December 31, 2005. It is not expected that cash available for distribution, if any, will be significant during the 2006 calendar year. Based on the results of Property operations, most of the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund as such amounts may be needed to fund Property operating costs. In addition, some of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

Three Month Period

For the three months ended December 31, 2005, the Fund's operations resulted in a net loss of $344,890, as compared to $305,407 for the three months ended December 31, 2004. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships and an increase in provision for valuation of investments. The increase in equity in losses of Local Limited Partnerships is primarily due to an increase in property operating expenses at some of the Properties. The increase in provision for valuation of investments in Local Limited Partnerships is a result of the Partnership recognizing non-temporary declines in the carrying value of its investment in certain Local Limited Partnerships.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Nine Month Period

For the nine months ended December 31, 2005, the Fund's operations resulted in a net loss of $842,045, as compared to $911,480 for the nine months ended December 31, 2004. The decrease in net loss is primarily attributable to a decrease in provision for valuation of advances to Local Limited Partnerships and an increase in investment revenue and is partially offset by an increase in equity in losses of Local Limited Partnerships. The decrease in provision for valuation of advances to Local Limited Partnerships is the result of a decrease in advances made to Local Limited Partnerships during the current year. The increase in investment revenue is due to an increase in the average balance of funds held for investments.

Portfolio Update

The Fund's investment portfolio consists of limited partnership interests in ten Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,379 per Limited Partner Unit, with approximately $53 of Tax Credits expected to be generated for 2005, the expected final year of Tax Credits. In the aggregate, actual and estimated Tax Credits will enable the Fund to meet the objective specified in the Fund's prospectus.

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


On August 24, 2004, the Fund, Boston Financial Qualified Housing Tax Credits L.P., Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership and Boston Financial Tax Credit Fund VII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The Court has granted this Motion, and the discovery process is continuing.

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

As previously reported, the Local General Partner of Live Oaks Plantation, located in West Palm Beach, Florida, indicated a desire to transfer its interest in the Local Limited Partnership to a replacement Local General Partner. Accordingly, the General Partner began working with the Local General Partner to identify an acceptable replacement. Negotiations to replace the Local General Partner were then delayed due to an audit by the Internal Revenue Service ("IRS"). The audit focused on the tax treatment of certain items, such as land improvements, impact fees, utility fees and developer fees. In April 2002, the Florida office of the IRS issued their report indicating an eligible basis reduction of approximately $1,000,000, which would reduce the amount of Tax Credits and losses generated by the Property. The Local General Partner filed an appeal of the report to the Washington D.C. office of the IRS. The appeal was successful, and during April 2004 a settlement was reached whereby the eligible basis was reduced by approximately $93,000. As a result, the Fund had recapture of previously taken Tax Credits of approximately $2 per Unit. Tax Credits for 2005 will also be reduced by approximately $0.25 per Unit.

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

As previously reported, turnover at Green Wood Apartments, located in Gallatin, Tennessee, as a result of few employment opportunities in the immediate area, continues to cause a decline in Property operations. Rental concessions, in an effort to alleviate the turnover issue, along with higher utility and administrative expenses, continue to hinder the Property's ability to operate at above breakeven. Despite an overall improvement in occupancy levels since 2004, occupancy and debt service coverage both remain below appropriate levels as of September 30, 2005. The Local General Partner continues to fund the operating deficits, enabling the Property to remain current on its loan obligations. The General Partner will continue to closely monitor Property operations.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, Meadow Wood of Pella, located in Pella, Iowa, had experienced operating deficits in recent quarters due to reduced revenues resulting from low occupancy and high expenses. While very acceptable levels of occupancy over the six months ended September 30, 2005 have alleviated revenue issues, high expenses, mainly administrative and insurance, resulted in an operating deficit for the six months ended September 30, 2005.This operating deficit was funded by the Property's operating reserve as well as working capital. The Local General Partner has fulfilled its working capital obligation and will no longer fund operating deficits. A recent modification to the Property's HOME loan resulting in a reduction to the required annual debt service payment beginning in 2006 is expected to lead to an improvement in operations. The Property remains current on its debt service. The General Partner will continue to closely monitor Property operations.

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

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2005.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2006          BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                   A LIMITED PARTNERSHIP


                                   By:   Arch Street VIII Limited Partnership,
                                         its General Partner



                                   /s/Jenny Netzer
                                   Jenny Netzer
                                   Executive Vice President
                                   MMA Financial, LLC