Form 10KSB
period 2006-03-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2006-06-29
CIK 911568

June 28, 2006



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Boston Financial Tax Credit Fund VIII, A Limited Partnership Annual Report on Form 10-KSB for the Year Ended March 31, 2006 File Number 0-26522

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

For the fiscal year ended                    March 31, 2006
                         --------------------------------------------------

                                                      OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                  to
                               --------------         ---------------------

                    Commission file number 0-26522
                                          -------

Boston Financial Tax Credit Fund VIII, A
 Limited Partnership (Exact name of registrant as specified in its charter)

                  Massachusetts                    04-3205879
--------------------------------------         -----------------------------
      (State or other jurisdiction of      I.R.S. Employer Identification No.)
       incorporation or organization)

   101 Arch Street, Boston, Massachusetts            02110-1106
---------------------------------------------     -----------------------------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code    (617) 439-3911
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

                                  $36,497,000 as of March 31, 2006

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS:
(2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.

                                                                        Part of Report on
                                                                        Form 10-KSB into
                                                                        Which the Document
Documents incorporated by reference                                     is Incorporated
-----------------------------------                                     ---------------

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

     "Estimated Use of Proceeds"                                        Part III, Item 12

     "Management Compensation and Fees"                                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
        Credits and Cash Distributions"                                 Part III, Item 12




                                     BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                                     ANNUAL REPORT ON FORM 10-KSB
                                                   FOR THE YEAR ENDED MARCH 31, 2006


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

PART I

     Item 1       Business                                                   K-3
     Item 2       Properties                                                 K-5
     Item 3       Legal Proceedings                                          K-8
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                           K-9




PART II

     Item 5       Market for the Registrant's Units and

                  Related Security Holder Matters                            K-8
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              K-9
     Item 7       Financial Statements and Supplementary Data                K-12
     Item 8       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                     K-12
     Item 8A      Controls and Procedures                                    K-13
     Item 8B      Other Information                                          K-13


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

                  Reports on Form 8-K                                        K-16
     Item 14.     Principal Accountant Fees and Services                     K-16

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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2006, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions in Local Limited Partnerships: (i) Green Wood Apartments, A Limited Partnership and Springwood Apartments, A Limited Partnership, representing 21.71%, have Flournoy Development Company as Local General Partner; (ii) Pike Place, A Limited Partnership and West End Place, A Limited Partnership, representing 12.90%, have Lindsey Management Company as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports which are herein incorporated by reference.

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

The Fund is managed by Arch Street VIII Limited Partnership, the sole General Partner of the Fund. The Fund, which does not have any employees, reimburses MMA Financial, Inc. (MMA), an affiliate of the General Partner, for certain expenses and overhead costs. A complete discussion of the management of the Fund is set forth in Item 9 of this Report.

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

Each of the Local Limited Partnerships have received an allocation of Tax Credits from the relevant state tax credit agency. In general, the Tax Credits run for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Code, in order to maintain eligibility for the Tax Credits at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements. To date, with the exception of Live Oaks Plantation, none of the Local Limited Partnerships have suffered an event of recapture of Tax Credits.

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



                                               Capital Contributions         Mtge. loans                          Occupancy
Local Limited Partnership     Number    Total Committed   Paid Through       payable at                              at
Property Name                  of        at March 31,        March 31,       December 31,         Type of         March 31,
Property Location           Apt. Units      2006               2006              2005             Subsidy*         2006
---------------------    -------------- ----------------   --------------  -----------------     -----------    ---------------


Green Wood Apartments,
   a Limited Partnership
Green Wood Apartment
Gallatin, TN               164           $3,825,916          $3,825,916        $4,710,678            None          95%

Webster Court Apartments
   a Limited Partnership
Webster Court Apartments
Kent, WA                    92            2,318,078           2,318,078         2,604,382            None          95%

Springwood Apartments
   a Limited Partnership (1)
Springwood Apartments
Tallahassee, FL            113            2,499,202           2,499,202         3,529,532            None          97%

Meadow Wood Associates
   of Pella, a Limited Partnership
Meadow Wood of Pella
Pella, IA                   30              893,808             893,808          923,781           Section 8       80%

RMH Associates, a Limited
   Partnership (1)
Hemlock Ridge
Livingston Manor, NY       100            1,697,298           1,697,298         1,505,443          Section 8       92%

Pike Place, a Limited
   Partnership (1)
Pike Place
Fort Smith, AR             144            1,915,328           1,915,328         2,908,374            None          100%




                                               Capital Contributions         Mtge. loans                          Occupancy
Local Limited Partnership     Number    Total Committed   Paid Through       payable at                              at
Property Name                  of        at March 31,        March 31,       December 31,         Type of         March 31,
Property Location           Apt. Units      2006               2006              2005             Subsidy*         2006
---------------------    -------------- ----------------   --------------  -----------------     -----------    ---------------

West End Place, a Limited
   Partnership (1)
West End Place
Springdale, AR               120          1,843,010           1,843,010         2,566,365         None                   99%

Oak Knoll Renaissance, a
   Limited Partnership
Oak Knoll Renaissance
Gary, IN                     256          4,922,412           4,922,412         4,411,579       Section 8                98%

Beaverdam Creek Associates,
   a Limited Partnership (2)
Beaverdam Creek
Mechanicsville, VA           120          3,629,140           3,629,140         4,235,550         None                   94%

Schickedanz Brothers Palm
   Beach Limited
Live Oaks Plantation
West Palm Beach, FL          218          5,587,953           5,587,953         5,859,870         None                   95%
                           ------      -------------        ------------       -------------
                           1,357        $29,132,145        $29,132,145        $33,255,554
                           ======       ===========        =============      ==============

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

Item 3.  Legal Proceedings

On August 24, 2004, the Fund, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, and Boston Financial Tax Credit Fund VII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships moved to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. The Court granted this Motion. Discovery in the matter is ongoing.


The Partnerships maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships have not formed an opinion that an unfavorable outcome is either probable or remote, and their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.


Except as noted above, the Fund is not a party to any pending legal or administrate proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

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

As of March 31, 2006, there were 1,173 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. For the years ended March 31, 2006 and 2005, no cash distributions were made.

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

Executive Level Overview


The Fund is a Massachusetts limited partnership organized to invest in Local Limited Partnerships which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund's objectives are to: (i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; (ii) provide limited cash distributions from the operations of apartment complexes; and (iii) preserve and protect the Fund's capital. Arch Street VIII Limited Partnership ("Arch Street L.P."), a Massachusetts limited partnership consisting of Arch Street VIII, Inc., a Massachusetts corporation ("Arch Street, Inc.") as the sole general partner and MMA as the sole limited partner, is the sole General Partner of the Fund. Arch Street L.P. and Arch Street, Inc. are affiliates of MMA. The fiscal year of the Fund ends on March 31.

The Fund's investment portfolio consists of limited partnership interests in ten Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,431 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2008 and continuing through 2009, the Compliance Period of the ten Properties in which the Fund has an interest will expire. It is unlikely that the General Partner will be able to dispose of the Fund's Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved. The General Partner has negotiated an agreement that will ultimately allow the Funds to dispose of its interest in one Local Limited Partnership.


Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:


The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund exposure to economic and financial statement losses is limited to its investments in the VIEs ($6,987,428 at March 31, 2006). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

The Fund has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Fund's financial statements. During the year ended March 31, 2006, the Fund concluded that one of the Local Limited Partnerships had experienced an other-than-temporary decline in its carrying value and impairment losses were recorded for Meadow Wood Associates of Pella, a Limited Partnership for approximately $12,000. During the year ended March 31, 2005, the Fund concluded that one of the Local Limited Partnerships had experienced an other-than-temporary decline in its carrying value and impairment losses were recorded for Meadow Wood Associates of Pella, a Limited Partnership for approximately $96,000. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Fund may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.


Liquidity and Capital Resources


At March 31, 2006, the Fund had cash and cash equivalents of $346,666, as compared to $332,386 at March 31, 2005. The increase is primarily attributable to cash distributions received from Local Limited Partnerships. This increase is partially offset by cash used for operations and purchases of investment securities. Cash used for operations includes $775,000 paid to the General Partner for accrued asset management fees.


The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2006, $495,587 of cash, cash equivalents and investment securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $62,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2006, the Fund has advanced approximately $1,248,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate. To date, the Fund has used approximately $19,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2006, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions


No cash distributions were made to Limited Partners during the two years ended March 31, 2006. It is expected that cash available for distribution, if any, will not be significant in fiscal year 2007. Based on results of 2005 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Funds because such amounts will be needed to fund Property operating costs. In addition, some of the properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.


Results of Operations


For the year ended March 31, 2006, the Fund's operations resulted in a net loss of $1,181,642, as compared to $1,794,522 for the year ended March 31, 2005. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships, a decrease in provision for valuation allowance on investments in Local Limited Partnerships and a decrease in provision for valuation allowance on advances to Local Limited Partnerships partially offset by an increase in general and administrative expenses. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. The decrease in provision for valuation allowance on investments in Local Limited Partnerships is due to the fund recording valuation allowance for is investments in certain Local Limited Partnerships during the year ended March 31, 2005. The decrease in provision for valuation of advances to Local Limited Partnership is the result of a decrease in advances made to the Local Limited Partnerships during the current year. The increase in general and administrative expenses is due to increased expenses associated with auditing the Fund's financial statements partially offset by a decrease in charges due to an affiliate of the Managing General for operational and administrative expense necessary for operations of the Fund


Low-Income Housing Tax Credits

The 2005 and 2004 tax credits were $52 and $134 per Unit, respectively. The Tax Credits per Limited Partner stabilized in 1997 at approximately $142 per Unit, as Properties reached completion and became fully leased. Since the Tax Credits had stabilized, the annual amount allocated to investors remained the same for about the first seven years. In years eight through ten, the credits are decreasing as Properties reach the end of the ten year credit period. However, because the Compliance Periods extend significantly beyond the Tax Credit periods, the Fund is expected to retain most of its interests in the Local Limited Partnerships for the foreseeable future.

Property Discussions


A few Properties in which the Fund has an interest have stabilized operations and operate above break-even. Several Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, a few Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or iii) result in the General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.


As previously reported, the Local General Partner of Live Oaks Plantation, located in West Palm Beach, Florida, indicated a desire to transfer its interest in the Local Limited Partnership to a replacement Local General Partner. Accordingly, the General Partner began working with the Local General Partner to identify an acceptable replacement. Negotiations to replace the Local General Partner were then delayed due to an audit by the Internal Revenue Service ("IRS"). The audit focused on the tax treatment of certain items, such as land improvements, impact fees, utility fees and developer fees. In April 2002, the Florida office of the IRS issued their report indicating an eligible basis reduction of approximately $1,000,000, which would reduce the amount of Tax Credits and losses generated by the Property. The Local General Partner filed an appeal of the report to the Washington D.C. office of the IRS. The appeal was successful, and during April 2004 a settlement was reached whereby the eligible basis was reduced by approximately $93,000. Subsequent to reaching a settlement with the IRS, negotiations to replace the Local General Partner resumed. Effective June 28, 2004, an affiliate of the General Partner replaced the Local General Partner. In June 2005, the Local General Partner interest was transferred from the affiliate of the General Partner to a replacement Local General Partner. While occupancy and working capital levels at the Property have consistently remained adequate, the Property generated significant operating deficits in 2001 and 2002. The Fund funded slightly more than $1,000,000 of deficits from Fund Reserves. The General Partner anticipates that cash from operations will continue to fund the monthly debt service. Occupancy at the Property averaged 90% for the three months ended December 31, 2005, while debt service coverage and working capital remained above appropriate levels during the same period.


As previously reported, turnover at Green Wood Apartments, located in Gallatin, Tennessee, as a result of few employment opportunities in the immediate area, continues to cause a decline in Property operations. Rental concessions, in an effort to alleviate the turnover issue, along with higher utility and administrative expenses, continue to hinder the Property's ability to operate at above breakeven. Despite an overall improvement in occupancy levels since 2004; (occupancy was 99% as of December 31, 2005) debt service coverage remained below an appropriate level as of December 31, 2005. The Local General Partner continues to fund the operating deficits, enabling the Property to remain current on its loan obligations. The General Partner will continue to closely monitor Property operations. The Managing General Partner and Local General Partner have reached an agreement that may result in a 2006 sale of this Property. Under the current terms, a sale would result in net proceeds to the Fund of approximately $830,000 or $23 per Unit and taxable income of approximately $500,000 or $14 per Unit.


As previously reported, Meadow Wood of Pella, located in Pella, Iowa, had experienced operating deficits due to reduced revenues resulting from low occupancy and high expenses. However, consistently acceptable levels of occupancy over the nine months ended December 31, 2005 have alleviated revenue issues and caused the return to above breakeven status of this Property as of December 31, 2005. The Local General Partner has fulfilled its working capital obligation and will no longer fund operating deficits, when applicable. A recent modification to the Property's HOME loan resulting in a reduction to the required annual debt service payment beginning in 2006 is expected to lead to an improvement in operations. The Property remains current on its debt service. The General Partner will continue to closely monitor Property operations.

In 2004 the Local General Partner of Beaverdam Creek located in Mechanicsville, Virginia, requested approval for a refinancing on the Property's first mortgage. As part of the agreement to provide the General Partner's approval of the refinancing, a put agreement was entered into whereby the Fund has the right to transfer its interest in the Local Limited Partnership for a nominal price at any time after December 31, 2009, the end of the Property's Compliance Period. As a result of the refinancing, which closed on May 4, 2005, the Fund received Sale or Refinancing Proceeds, as defined in the Local Limited Partnership Agreement, of $890,727. The General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves.


Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2006 and 2005.

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

Item 7.  Financial Statements and Supplementary Data Amount
Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


None.



Item 8A.  Controls and Procedures

Based on the Fund's evaluation within 120 days prior to filing this Form 10-KSB, the Fund's Principal Executive Officer has concluded that the Fund's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Fund's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Item 8B.  Other Information

No reports on Form 8-K were filed during the fourth quarter of the year ended March 31, 2006.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The General Partner of the Fund is Arch Street VIII Limited Partnership, a Massachusetts limited partnership (the "General Partner"), an affiliate of MMA. The General Partner was formed in August 1993. The Investment Committee of the General Partner approves all investments. The names and positions of the principal officers and directors of the General Partner are set forth below.

Name     Position

Jenny Netzer                                Executive Vice President
Michael H. Gladstone                        Principal, Member

The General Partner provides day-to-day management of the Fund. Compensation is discussed in Item 10 of this report. Such day-to-day management does not include the management of the properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 50, Executive Vice President - Ms. Netzer joined MMA as a result of the Boston Financial and subsequent Lend Lease HCI acquisitions, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, as a former member of Watertown Zoning Board of Appeals, as the Officer of Affordable Housing Tax Credit Coalition and is a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 49, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

The Fund is organized as a limited partnership solely for the purpose of real estate investment and does not have any employees. Therefore the Fund has not adopted a Code of Ethics.

The Fund is structured as a limited partnership that was formed principally for real estate investment and is not a "listed" issuer as defined by Rule 10A-3 of the Securities Exchange Act of 1934. Accordingly, neither an audit committee nor a financial expert to serve on such a committee has been established by the Fund.

Item 10.  Management Remuneration

Neither the partners of Arch Street VIII Limited Partnership nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2006, the following entities are the only entities known to the Fund to be the beneficial owners of more than 5% of the Units outstanding:


      Title of                          Name and Address of                    Beneficially
        Class                            Beneficial Owner                          Owned           Percent of Class
   ---------------              -------------------------------------         ---------------      ----------------

   Limited                       Oldham Institutional Tax Credits LLC         2,476 Units                 6.78%
   Partner                       101 Arch Street
                                 Boston, MA

   Limited                       Oldham Institutional Tax Credits LLC         5,220 Units                14.30%
   Partner                       VI LLC
                                 101 Arch Street
                                 Boston, MA

   Limited                      Liberty Corporation                           2,079 Units                 5.70%
   Partner                      PO Box 789
                                Greenville, SC

   Limited                      Everest Housing Investors 2, LLC              2,458 Units                6.73%
   Partner                      155 North Lake Avenue
                                   Suite 1000
                                Pasadena, CA  91101



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


Except as described in the preceding paragraphs, neither Arch Street VIII, Inc., Arch Street VIII Limited Partnership, MMA, nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.


The Fund does not know of any existing arrangement that might at a later date result in a change in control of the Fund.



Item 12.  Certain Relationships and Related Transactions

The Fund is required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates (including MMA) in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates (including MMA) in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partner is entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partner will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the years ended March 31, 2006 and 2005 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the Fees paid and expense reimbursements made in the two years ended March 31, 2006 is as follows:

Organizational Fees and Expenses and Selling Expenses

In accordance with the Partnership Agreement, the Fund was required to pay certain fees to and reimburse expenses of the General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $4,664,369 have been charged directly to Limited Partners' equity. In connection therewith, $2,828,918 of selling expenses and $1,835,451 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the General Partner. The Fund was also required to pay a non-accountable expense allowance for marketing expense equal to a maximum of 1% of Gross Proceeds. The Fund has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partner. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. There were no organizational fees and expenses paid for the two years ended March 31, 2006.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Fund was required to pay acquisition fees to and reimburse acquisition expenses of the General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 6% of the Gross Proceeds.


Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of the Gross Proceeds. Acquisition fees totaling $2,189,820 for the closing of the Fund's Local Limited Partnership Investments were paid to an affiliate of the General Partner. Acquisition expenses totaling $335,196 were reimbursed to an affiliate of the General Partner. There were no acquisition fees and expenses paid for the two years ended March 31, 2006.


Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the General Partner currently receives 0.50% (annually adjusted by the CPI factor) of Gross Proceeds annually as an Asset Management Fee for administering the affairs of the Fund. Asset Management Fees incurred in the years ended March 31, 2006 and 2005 are as follows:

                                                                                   2006                  2005
                                                                             --------------        -----------------

Asset management fees                                                        $      238,505        $        233,865



Salaries and Benefits Expense Reimbursement

An affiliate of the General Partner is reimbursed for the cost of certain salaries and benefits expenses which are incurred by an affiliate of the General Partner on behalf of the Fund. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in the years ended March 31, 2005 and 2004 are as follows:

                                                                                   2006                  2005
                                                                             --------------        ----------

Salaries and benefits expense reimbursements                                 $       64,572        $   103,838

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partner of the Fund, Arch Street VIII Limited Partnership, receives 1% of cash distributions made to partners. As of March 31, 2006, the Fund has not paid any cash distributions to partners.

Additional information concerning cash distributions and other fees paid or payable to the General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates during each of the two years ended March 31, 2006 is presented in Note 5 to the Financial Statements.

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

Item 14.   Principal Accountant Fees and Services


The Fund paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2005 as follows:


                                                                                   2006                  2005
                                                                             --------------        ----------

Audit fees                                                                   $       64,401        $       16,750
Tax fees                                                                     $        2,400        $        1,950

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2006

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

      BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

      By:   Arch Street VIII Limited Partnership
            its General Partner

     By:/s/Jenny Netzer                              Date:    June 28, 2006
        ---------------------------------------              ----------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, Inc.



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:


     By:   /s/Jenny Netzer                              Date:    June 28, 2006
           ---------------------------------------              -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, Inc.


     By:   /s/Michael H. Gladstone                      Date:   June 28, 2006
           -----------------------------                       -------------
           Michael H. Gladstone
           Principal
           MMA Financial, Inc.

         BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2006
                                      INDEX


                                                                               Page No.

     Report of Independent Registered Public Accounting Firm
        for the years ended March 31, 2006 and 2005                              F-2

     Financial Statements

       Balance Sheet - March 31, 2006                                            F-3

       Statements of Operations - For the years ended
         March 31, 2006 and 2005                                                 F-4

       Statements of Changes in Partners' Equity (Deficiency) -
         For the years ended March 31, 2006 and 2005                             F-5

       Statements of Cash Flows - For the years ended
         March 31, 2006 and 2005                                                 F-6

       Notes to the Financial Statements                                         F-7



             Report of Independent Registered Public Accounting Firm




To the Partners of
Boston Financial Tax Credit Fund VIII, A Limited Partnership


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VIII, A Limited Partnership ("the Partnership") at March 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Boston, Massachusetts
June 28, 2006

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP
                                  BALANCE SHEET
                                 March 31, 2006




         Assets

Cash and cash equivalents                                                                         $       346,666
Investment securities, at fair value (Note 3)                                                             148,921
Investment in Local Limited Partnerships (Note 4)                                                       6,987,428
Other assets                                                                                                1,794
                                                                                                  ---------------
   Total Assets                                                                                   $     7,484,809
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate (Note 5)                                                                         $       754,969
Accrued expenses                                                                                           55,004
                                                                                                  ---------------
   Total Liabilities                                                                                      809,973
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  6,675,915
Net unrealized losses on investment securities                                                             (1,079)
                                                                                                  ---------------
   Total Partners' Equity                                                                               6,674,836
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     7,484,809
                                                                                                  ===============

The accompanying notes are an integral part of these financial statements.

        BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2006 and 2005


                                                                                 2006                     2005
                                                                           ----------------         ---------------
        Revenue:
   Investment                                                              $         33,523         $         5,896
                                                                           ----------------         ---------------
     Total Revenue                                                                   33,523                   5,896
                                                                           ----------------         ---------------

Expense:
   Asset management fees, affiliate (Note 5)                                        238,505                 233,865
   Provision for valuation allowance on advances to Local
     Limited Partnerships (Note 4)                                                        -                  73,076
   Provision for valuation allowance on investments in Local
     Limited Partnerships (Note 4)                                                   11,633                  96,000
   General and administrative (includes reimbursements
     to an affiliate in the amount of $64,572 and
     $103,838 in 2006 and 2005, respectively)                                       188,925                 178,022
   Amortization                                                                      20,938                  28,126
                                                                           ----------------          --------------
     Total Expense                                                                  460,001                 609,089
                                                                           ----------------         ---------------

Loss before equity in losses of Local Limited Partnerships                         (426,478)               (603,193)

Equity in losses of Local Limited Partnerships (Note 4)                            (755,164)             (1,191,329)
                                                                           ----------------         ---------------

Net Loss                                                                   $     (1,181,642)        $    (1,794,522)
                                                                           ================         ===============

Net Loss allocated:
   General Partners                                                        $        (11,816)        $       (17,945)
   Limited Partners                                                              (1,169,826)             (1,776,577)
                                                                           ----------------         ---------------
                                                                           $     (1,181,642)        $    (1,794,522)
                                                                           ================         ===============
Net Loss per Limited Partner Unit
   (36,497 Units)                                                          $         (32.05)        $        (48.68)
                                                                           ================         ================

The accompanying notes are an integral part of these financial statements.


        BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2006 and 2005




                                                                                                             Net
                                                                     Initial           Investor          Unrealized
                                                  General            Limited            Limited             Gains
                                                 Partners           Partners           Partners           (Losses)          Total

Balance at March 31, 2004                      $    (219,826)    $          100     $    9,871,805     $         520  $  9,652,599
                                               -------------     --------------     --------------     -------------  ------------

Comprehensive Loss:
  Change in net unrealized
       gains on investment securities
       available for sale                                  -                  -                  -              (476)         (476)
  Net Loss                                           (17,945)                 -         (1,776,577)                -    (1,794,522)
                                               -------------     --------------     --------------     -------------   ------------
Comprehensive Loss                                   (17,945)                 -         (1,776,577)             (476)   (1,794,998)
                                               -------------     --------------     --------------     -------------   ------------

Balance at March 31, 2005                           (237,771)               100          8,095,228                44      7,857,601
                                               -------------     --------------     --------------     -------------   ------------

Comprehensive Loss:
  Change in net unrealized
       gains on investment securities
       available for sale                                  -                  -                  -            (1,123)       (1,123)
  Net Loss                                           (11,816)                 -         (1,169,826)                -    (1,181,642)
                                               -------------     --------------     --------------     -------------   ------------
Comprehensive Loss                                   (11,816)                 -         (1,169,826)           (1,123)   (1,182,765)
                                               -------------     --------------     --------------     -------------   ------------

Balance at March 31, 2006                      $    (249,587)    $          100     $    6,925,402     $      (1,079)  $  6,674,836
                                               =============     ==============     ==============     =============   ============

The accompanying notes are an integral part of these financial statements.


        BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2006 and 2005


                                                                                 2006                     2005
                                                                           ----------------         ----------
Cash flows from operating activities:
   Net Loss                                                                $     (1,181,642)        $    (1,794,522)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
   Equity in losses of Local Limited Partnerships                                   755,164               1,191,329
   Provision for valuation allowance on advances to Local
     Limited Partnerships                                                                 -                  73,076
   Provision for valuation allowance on investments in Local
     Limited Partnerships                                                            11,633                  96,000
   Amortization                                                                      20,938                  28,126
   Accretion                                                                          1,616                       -
   Other non-cash items                                                                 (17)                   (177)
   Increase (decrease) in cash arising from changes
     in operating assets and liabilities:
     Other assets                                                                    (1,590)                    (62)
     Due to affiliate                                                              (471,923)                337,703
     Accrued expenses                                                                10,181                  14,811
                                                                           ----------------         ---------------
Net cash used for operating activities                                             (855,640)                (53,716)
                                                                           ----------------         ---------------

Cash flows from investing activities:
   Purchase of investment securities                                               (276,616)                      -
   Proceeds from maturities of investment securities                                130,945                  12,441
   Advances to Local Limited Partnerships                                                 -                 (73,076)
   Cash distributions received from Local
     Limited Partnerships                                                         1,015,591                 105,304
                                                                           ----------------         ---------------
Net cash provided by investing activities                                           869,920                  44,669
                                                                           ----------------        ----------------

Net increase (decrease) in cash and cash equivalents                                 14,280                  (9,047)

Cash and cash equivalents, beginning                                                332,386                 341,433
                                                                           ----------------         ---------------

Cash and cash equivalents, ending                                          $        346,666         $       332,386
                                                                           ================         ===============

The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP
                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund's objectives are to: (i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; (ii) provide limited cash distributions from the operations of apartment complexes; and (iii) preserve and protect the Fund's capital. Arch Street VIII Limited Partnership ("Arch Street L.P."), a Massachusetts limited partnership consisting of Arch Street VIII, Inc., a Massachusetts corporation ("Arch Street, Inc.") as the sole general partner and MMA Financial, Inc. ("MMA") as the sole limited partner, is the sole General Partner of the Fund. Arch Street L.P. and Arch Street, Inc. are affiliates of MMA. The fiscal year of the Fund ends on March 31.

The Partnership Agreement authorizes the sale of up to 200,000 units of limited partnership interest ("Units") at $1,000 per Unit in series. The first series offered 50,000 Units. On July 29, 1994, the Fund held its final investor closing. In total, the Fund received $36,497,000 of capital contributions from investors admitted as Limited Partners, for a total of 36,497 Units.

Under the terms of the Partnership Agreement, the Fund originally designated 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 2006, the General Partner has designated $495,587 of cash, cash equivalents and investment securities as such Reserve.

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partner. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partner, after certain priority payments. The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement. However, to the extent that the General Partners' capital accounts are in a deficit position, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

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

Investment Securities

The Fund's investment securities are classified as "Available for Sale" securities and reported at fair value as reported by the brokerage firm at which the securities are held. All investment securities have fixed maturities. Realized gains and losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($6,987,428 at March 31, 2006). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

The General Partners have decided to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2005 and 2004 and for the years then ended.

The Fund has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Fund's financial statements.

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

3.   Investment Securities

A summary of investment securities is as follows:

                                                                   Gross               Gross
                                                                Unrealized          Unrealized            Fair
                                               Cost                Gains              Losses              Value

Debt securities issued by the US
Treasury and other US Government
Agencies                                  $      150,000      $            -      $       (1,079)    $      148,921
                                          --------------      --------------      ---------------    --------------

Investment securities
   At March 31, 2006                      $      150,000      $            -      $       (1,079)    $      148,921
                                          ==============      ==============      ==============     ==============

The contractual maturities at March 31, 2006 are as follows:

                                                                                                    Fair
                                                                         Cost                       Value

Due in less than one year                                            $     150,000              $     148,921
                                                                     -------------              -------------
                                                                     $     150,000              $     148,921
                                                                     =============              =============

Proceeds from the maturities of investment securities were approximately
$131,000 and $12,000 during the years ended March 31, 2006 and 2005, respectively.

        BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

4.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in ten Local Limited Partnerships, which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. The Fund's ownership interest in the Local Limited Partnerships is 99%, with the exception of Springwood, which is 79.20%, Hemlock Ridge, which is 77% and Pike Place and West End Place, which are 90%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2006:

Capital contributions and advances paid to Local Limited Partnerships                               $    30,513,168

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $2,652,229)                                                                   (19,353,954)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,127,316)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              9,031,898

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,048,010

   Cumulative amortization of acquisition fees and expenses                                                (308,412)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      9,771,496

Valuation allowance on investments in Local Limited Partnerships                                         (2,784,068)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     6,987,428
                                                                                                    ===============

The Fund has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments. During the year ended March 31, 2006, the Fund concluded that one of the Local Limited Partnerships had experienced an other-than-temporary decline in its carrying value and impairment losses were recorded for Meadow Wood Associates of Pella, a Limited Partnership for approximately $12,000. During the year ended March 31, 2005, the Fund concluded that one of the Local Limited Partnerships had experienced an other-than-temporary decline in its carrying value and impairment losses were recorded for Meadow Wood Associates of Pella, a Limited Partnership for approximately $96,000.

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2005 and 2004 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

        BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

4. Investments in Local Limited Partnerships (continued)

Summarized Balance Sheets - as of December 31,

                                                                                   2005                2004
                                                                             ----------------    ----------------

Assets:
   Investment property, net                                                  $     46,288,383    $     48,126,113
   Other assets                                                                     3,490,130           3,609,728
                                                                             ----------------    ----------------
     Total Assets                                                            $     49,778,513    $     51,735,841
                                                                             ================    ================

Liabilities and Partners' Equity (Deficiency):
   Mortgage notes payable                                                    $     33,255,554    $     32,885,531
   Other liabilities                                                               11,426,271          11,028,487
                                                                             ----------------    ----------------
     Total Liabilities                                                             44,681,825          43,914,018
                                                                             ----------------    ----------------

Fund's Equity                                                                       6,584,831           8,893,788
Other partners' deficiency                                                         (1,488,143)         (1,071,965)
                                                                             ----------------    ----------------
     Total Partners' Equity                                                         5,096,688           7,821,823
                                                                             ----------------    ----------------
     Total Liabilities and Partners' Equity (Deficiency)                     $     49,778,513    $     51,735,841
                                                                             ================    ================

Summarized Statements of Operations - for the year ended December 31,

                                                                                   2005                2004
                                                                             ----------------    ----------------

Rental and other income                                                      $      9,466,412    $      9,157,494

Expenses:
   Operating                                                                        5,757,502           5,730,458
   Interest                                                                         2,871,932           2,836,555
   Depreciation and amortization                                                    2,217,862           2,284,398
                                                                             ----------------    ----------------
     Total Expenses                                                                10,847,296          10,851,411
                                                                             ----------------    ----------------

Net Loss                                                                     $     (1,380,884)   $     (1,693,917)
                                                                             ================    ================

Fund's share of net loss (includes adjustment from previous year)            $     (1,293,035)   $     (1,601,766)
                                                                             ================    ================
Other partners' share of net loss                                            $        (73,218)   $        (92,151)
                                                                             ================    ================

For the years ended March 31, 2006 and 2005, the Fund has not recognized $537,871 and $410,437, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in the Local Limited Partnership.

The Fund's equity as reflected by the Local Limited Partnerships of $6,584,830 differs from the Fund's investments in Local Limited Partnerships before adjustments of $9,031,898 primarily due to cumulative unrecognized losses as described above and differences in the accounting treatment of miscellaneous items.

        BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

5.   Transactions with Affiliates

An affiliate of the General Partner receives a base amount of 0.50% (annually adjusted by the CPI factor) of the Gross Proceeds as the annual Asset Management Fee for administering the affairs of the Fund. Asset Management Fees of $238,505 and $233,865 have been included in expenses for the years ended March 31, 2006 and 2005, respectively. Included in due to affiliate at March 31, 2006 is $464,554 of Asset Management Fees. During the years ended March 31, 2006 and 2005, $775,000 and $0, respectively, were paid out of available cash flow for Asset Management Fees.

An affiliate of the General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2006 and 2005 is $64,572 and $103,838, respectively that the Fund incurred for these expenses. During the years ended March 31, 2006 and 2005, no salaries and benefits were paid to the affiliate of the General Partner. As of March 31, 2006, $290,415 is payable to an affiliate of the General Partner.

6.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2006 and 2005 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2005 and 2004:

                                                                                    2006                  2005
                                                                               --------------         --------------

Net loss per financial statements                                              $   (1,181,642)        $  (1,794,522)

Equity in losses of Local Limited Partnerships for tax purposes in
   excess of equity in losses for financial reporting purposes                       (126,160)             (108,986)

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                  (537,871)             (410,437)

Adjustment to reflect March 31 fiscal year end to
   December 31 taxable year end                                                        23,694                (4,011)

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                   (17,171)               (9,983)

Provision for valuation of advances allowance on Local
   Limited Partnerships, net of recovery not deductible for tax purposes                    -                73,076

Provision for valuation allowance on investments in Local
   Limited Partnerships, not deductible for tax purposes                               11,633                96,000
                                                                               --------------         -------------

Net Loss per tax return                                                        $   (1,827,517)        $  (2,158,863)
                                                                               ==============         =============

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2006 and December 31, 2005, respectively are as follows:

                                                                Financial
                                                                Reporting            Tax
                                                                Purposes          Purposes           Differences

Investments in Local Limited Partnerships                   $    6,987,428     $    7,397,952      $     (410,524)
                                                            ==============     ==============      ==============
Other assets                                                $      497,381     $    5,206,053      $   (4,708,672)
                                                            ==============     ==============      ==============
Liabilities                                                 $      809,973     $      733,765      $       76,208
                                                            ==============     ==============      ==============

        BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

6. Federal Income Taxes (continued)


The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $2,283,000 more than for financial reporting purposes, including approximately $2,652,000 of losses the Fund has not recognized relating to three Local Limited Partnerships whose cumulative equity in losses exceeded the total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $91,000; (iii) the Fund has provided an impairment allowance of approximately $2,784,000 against its investments in Local Limited Partnerships for financial reporting purposes; and (iv) organizational and offering costs of approximately $4,664,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

7.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of March 31, 2006 or 2005 or net losses for the years ended either March 31, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the years ended December 31, 2005 and 2004:

Beaverdam Creek Associates, a Limited Partnership                                  2005                     2004
-------------------------------------------------                             ---------------           -------------

Total Assets                                                                  $     5,705,378           $   5,879,403
Total Liabilities                                                             $     4,303,527           $   3,156,683
Revenue                                                                       $     1,017,681           $     953,633
Net Loss                                                                      $        (5,240)          $     (14,707)

Oak Knoll Renaissance, Limited Partnership
------------------------------------------
Total Assets                                                                  $     8,021,938           $   8,430,008
Total Liabilities                                                             $     5,150,319           $   5,401,207
Revenue                                                                       $     1,991,970           $   1,975,487
Net Loss                                                                      $      (109,750)          $    (389,223)

Schickedanz Brothers Palm Beach Limited
---------------------------------------
Total Assets                                                                  $    10,602,655           $  10,955,205
Total Liabilities                                                             $     9,940,024           $   9,966,707
Revenue                                                                       $     1,807,672           $   1,798,639
Net Loss                                                                      $      (438,207)          $    (337,700)
