Form 10QSB
period 2006-06-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2006-08-14
CIK 911568

Microsoft Word 11.0.5604;








August 14, 2006




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re: Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended June 30, 2006
       File Number 0-26522



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

For the quarterly period ended                        June 30, 2006
                                      --------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                  to
                               ---------------        -------------------

                         Commission file number 0-26522

  Boston Financial Tax Credit Fund VIII, A Limited Partnership
      (Exact name of registrant as specified in its charter)


                   Massachusetts               04-3205879
---------------------------------------      ------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts          02110-1106
---------------------------------------------  -------------------------
  (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code          (617) 439-3911
                                                          ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2006                                               1

         Statements of Operations (Unaudited) - For the Three
            Months Ended June 30, 2006 and 2005                                                  2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Three Months Ended June 30, 2006                               3

         Statements of Cash Flows (Unaudited) - For the Three
            Months Ended June 30, 2006 and 2005                                                  4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     7


PART II - OTHER INFORMATION

Items 1-6                                                                                       11

SIGNATURE                                                                                       12

CERTIFICATIONS                                                                                  14


          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                  June 30, 2006
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                         $       250,374
Investment securities, at fair value                                                                      149,062
Investments in Local Limited Partnerships (Note 1)                                                      6,806,882
Other assets                                                                                                1,738
                                                                                                  ---------------
     Total Assets                                                                                 $     7,208,056
                                                                                                  ===============

Liabilities and Partners' Equity


Due to affiliate                                                                                  $       834,898
Accrued expenses                                                                                           97,219
                                                                                                  ---------------
     Total Liabilities                                                                                    932,117
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  6,276,877
Net unrealized losses on marketable securities                                                               (938)
                                                                                                  ---------------
     Total Partners' Equity                                                                             6,275,939
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $     7,208,056
                                                                                                  ===============





The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2006 and 2005
                                   (Unaudited)



                                                                                 2006                     2005
                                                                           ----------------         ---------------
Revenue:
   Investment                                                              $          7,025        $          4,460
                                                                           -----------------       ----------------
     Total Revenue                                                                    7,025                   4,460
                                                                           ----------------        ----------------

Expense:
   Asset management fees, related party                                              61,653                  59,626
   Provision for valuation allowance on advances to Local
     Limited Partnerships (Note 1)                                                  136,323                       -
   General and administrative (includes
     reimbursements to an affiliate in the amount
     of  $18,276 and  $17,996 in 2006 and

     2005, respectively)                                                             87,968                  40,832
   Amortization                                                                       3,437                   7,032
                                                                           ----------------        ----------------
     Total Expenses                                                                 289,381                 107,490
                                                                           ----------------        ----------------

Loss before equity in losses of Local Limited Partnerships                         (282,356)               (103,030)


Equity in losses of Local Limited Partnerships (Note 1)                            (116,682)               (138,885)
                                                                           ----------------        ----------------


Net Loss                                                                   $       (399,038)       $       (241,915)
                                                                           ================        =======+=========


Net Loss allocated:

   General Partners                                                        $         (3,990)       $         (2,419)
   Limited Partners                                                                (395,048)               (239,496)
                                                                           ----------------        -----------------
                                                                           $       (399,038)       $       (241,915)
                                                                           ================        ======+==========

Net Loss per Limited Partner Unit

   (36,497 Units)                                                          $         (10.82)       $          (6.56)
                                                                           ================        ======+==========






The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2006
                                   (Unaudited)






                                                            Initial           Investor            Net
                                           General          Limited            Limited        Unrealized
                                          Partners          Partner            Partner           Loss             Total

Balance at March 31, 2006                $  (249,587)    $       100       $    6,925,402    $      (1,079)  $    6,674,836
                                         -----------     -----------       --------------    -------------   --------------


Comprehensive Income (Loss):
  Change in net unrealized

     losses on investment

     securities available for sale                 -               -                    -             141               141
  Net Loss                                    (3,990)              -             (395,048)              -          (399,038)
                                         -----------     -----------       ---------------   ------------    --------------
Comprehensive Income (Loss)                   (3,990)              -             (395,048)            141          (398,897)
                                         -----------     -----------       --------------    ------------    --------------

Balance at June 30, 2006                 $  (253,577)    $       100       $    6,530,354    $       (938)   $    6,275,939
                                         ===========     ===========       ==============    ============    ==============







The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2006 and 2005
                                   (Unaudited)





                                                                                  2006                2005
                                                                              -------------       --------

Net cash used for operating activities                                        $     (20,396)      $     (14,929)

Net cash provided by (used for) investing activities                                (75,896)            834,324
                                                                              -------------       -------------

Net increase (decrease) in cash and cash equivalents                                (96,292)            819,395

Cash and cash equivalents, beginning                                                346,666             332,386
                                                                              -------------       -------------

Cash and cash equivalents, ending                                             $     250,374       $   1,151,781
                                                                              =============       =============





The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form10-KSB for the year ended March 31, 2006. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2006 and 2005.

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

The following is a summary of investments in Local Limited Partnerships at June 30, 2006:

Capital contributions and advances paid to Local Limited Partnerships                               $    30,649,491

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $2,862,462)                                                                   (19,470,636)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,187,743)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              8,991,112

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,048,010

   Cumulative amortization of acquisition fees and expenses                                                (311,849)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      9,727,273

Valuation allowance on investments in Local Limited Partnerships                                         (2,920,391)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     6,806,882
                                                                                                    ===============


          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)


During the three months ended June 30, 2006, the Fund advanced $136,323 to one of the Local Limited Partnerships, all of which was reserved. The Fund has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.


The Fund's share of net losses of the Local Limited Partnerships for the three months ended June 30, 2006 is $326,915. For the three months ended June 30, 2006, the Fund has not recognized $210,233 of equity in losses relating to five Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnership.

2.   Significant Subsidiaries


The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of June 30, 2006 or 2005 or net losses for the three months ended either June 30, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the three months ended March 31, 2006 and 2005:


Beaverdam Creek Associates, a Limited Partnership                                  2006                     2005
-------------------------------------------------                             ---------------           --------

Revenue                                                                       $       254,420           $     238,400
Net Loss                                                                      $        (1,310)          $      (3,600)

Oak Knoll Renaissance, Limited Partnership


Revenue                                                                       $       497,993           $     507,182
Net Income (Loss)                                                             $       (27,438)          $      54,853


Green Wood Apartments, A Limited Partnership

Revenue                                                                       $       238,576           $     236,608
Net Loss                                                                      $       (66,698)          $     (86,823)


Schickedanz Brothers Palm
Beach Limited

Revenue                                                                       $       451,918           $     449,900
Net Loss                                                                      $      (109,552)          $     (84,300)



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

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:


The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund exposure to economic and financial statement losses is limited to its investments in the VIEs ($6,806,882 at June 30, 2006). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.


The Fund has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Fund's financial statements. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Fund may record impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

Liquidity and Capital Resources

At June 30, 2006, the Fund had cash and cash equivalents of $250,374, as compared to $346,666 at March 31, 2006. The decrease is primarily attributable to advances paid to Local Limited Partnerships and cash used for operations. These losses were partially offset by cash distributions received from Local Limited Partnerships.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2006, $399,436 of cash, cash equivalents and investment securities has been designated as Reserves.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

To date, professional fees relating to various Property issues totaling approximately $62,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2006, the Fund has advanced approximately $1,385,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund Fund operating deficits, if the General Partner deems funding appropriate.

To date, the Fund has used approximately $21,000 of operating funds to replenish Reserves. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2006, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2006.

Results of Operations


For the three months ended June 30, 2006, the Fund's operations resulted in a net loss of $399,038, as compared to a net loss of $241,915 for the three months ended June 30, 2005. The increase in net loss is primarily attributable to an increase in provision for valuation allowance on advances to Local Limited Partnerships and an increase in general and administrative expenses. The increase in provision for valuation allowance on advances to Local Limited Partnership is the result of an increase in advances made to Local Limited Partnerships in 2006, as compared to the same three month period of 2005. General and administrative expenses increased due to increased legal expenses associated with litigation in which the Fund is currently involved.


Portfolio Update


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

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

As of June 30, 2006, the Fund's investment portfolio consists of limited partnership interests in ten Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,431 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund's prospectus.


Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2008 and continuing through 2009, the Compliance Period of the ten Properties in which the Fund has an interest will expire. It is unlikely that the General Partner will be able to dispose of the Fund's Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved. The General Partner has negotiated an agreement that will ultimately allow the Funds to dispose of its interest in one Local Limited Partnership. The Fund has not disposed of any Local Limited Partnership interests during the three months ended June30, 2006.


On August 24, 2004, the Fund, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, and Boston Financial Tax Credit Fund VII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships and the general partners moved to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. The Court granted this Motion. Discovery in the matter is ongoing.

The Partnerships and their general partners maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships and their general partners have not formed an opinion that an unfavorable outcome is either probable or remote, and their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.


Property Discussions

Several Properties in which the Fund has an interest have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, a few Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or iii) result in the General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)


As previously reported, the Local General Partner of Live Oaks Plantation, located in West Palm Beach, Florida, indicated a desire to transfer its interest in the Local Limited Partnership to a replacement Local General Partner. Accordingly, the General Partner began working with the Local General Partner to identify an acceptable replacement. Negotiations to replace the Local General Partner were then delayed due to an audit by the Internal Revenue Service ("IRS"). The audit focused on the tax treatment of certain items, such as land improvements, impact fees, utility fees and developer fees. In April 2002, the Florida office of the IRS issued their report indicating an eligible basis reduction of approximately $1,000,000, which would reduce the amount of Tax Credits and losses generated by the Property. The Local General Partner filed an appeal of the report to the Washington D.C. office of the IRS. The appeal was successful, and during April 2004 a settlement was reached whereby the eligible basis was reduced by approximately $93,000. Subsequent to reaching a settlement with the IRS, negotiations to replace the Local General Partner resumed. Effective June 28, 2004, an affiliate of the General Partner replaced the Local General Partner. In June 2005, the Local General Partner interest was transferred from the affiliate of the General Partner to a replacement Local General Partner. While occupancy and working capital levels at the Property have consistently remained adequate, the Property generated significant operating deficits in 2001 and 2002. The Fund funded slightly more than $1,000,000 of deficits from Fund Reserves. The General Partner anticipates that cash from operations will continue to fund the monthly debt service. Occupancy at the Property averaged 94% for the three months ended March 31, 2006, while debt service coverage and working capital remained above appropriate levels during the twelve-month period ending December 31, 2005.


As previously reported, Meadow Wood of Pella, located in Pella, Iowa, had experienced operating deficits due to reduced revenues resulting from low occupancy and high expenses. However, consistently acceptable levels of occupancy over the past 12 months have alleviated revenue issues and returned the Property to breakeven operations as of March 31, 2006. The Local General Partner has fulfilled its working capital obligation and will no longer fund operating deficits, when applicable. A recent modification to the Property's HOME loan resulting in a reduction to the required annual debt service payment beginning in 2006 is expected to lead to a further improvement in operations. The Property remains current on its debt service. The General Partner will continue to closely monitor Property operations.


As previously reported, in 2004 the Local General Partner of Beaverdam Creek located in Mechanicsville, Virginia, requested approval for a refinancing on the Property's first mortgage. As part of the agreement to provide the General Partner's approval of the refinancing, a put agreement was entered into whereby the Fund has the right to transfer its interest in the Local Limited Partnership for a nominal price at any time after December 31, 2009, the end of the Property's Compliance Period. As a result of the refinancing, which closed on May 4, 2005, the Fund received Sale or Refinancing Proceeds, as defined in the Local Limited Partnership Agreement, of $890,727. The General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves.


As previously reported, turnover at Green Wood Apartments, located in Gallatin, Tennessee, as a result of few employment opportunities in the immediate area, continues to cause a decline in Property operations. Rental concessions, in an effort to alleviate the turnover issue, along with higher utility and administrative expenses, continue to hinder the Property's ability to operate at above breakeven. Despite an overall improvement in occupancy levels since 2004 (occupancy was 95% as of March 31, 2006), debt service coverage remained below an appropriate level as of December 31, 2005. The Local General Partner continues to fund the operating deficits, enabling the Property to remain current on its loan obligations. The General Partner will continue to closely monitor Property operations. The General Partner and Local General Partner have reached an agreement that may result in a 2006 sale of this Property. Under the current terms, a sale would result in net proceeds to the Fund of approximately $370,000 or $10 per Unit and taxable income of approximately $33,000 or $1 per Unit.

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

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2006

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14, 2006              BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                     A LIMITED PARTNERSHIP

                                     By:  Arch Street VIII Limited Partnership,
                                          its General Partner



                                     /s/Jenny Netzer
                                     Jenny Netzer

                                     Executive Vice President
                                     MMA Financial, Inc.