Form 10KSB/A
period 2004-03-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2006-09-05
CIK 911568

Microsoft Word 11.0.6502;









September 5, 2006




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Boston Financial Tax Credit Fund VIII, A Limited Partnership Annual Report on Form 10-KSB/A for the Year Ended March 31, 2004 File Number 0-26522

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

                                  FORM 10-KSB/A
(Mark One)

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the fiscal year ended                    March 31, 2004
                         ------------------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------        -----------------

                         Commission file number 0-26522

Boston Financial Tax Credit Fund VIII, A Limited Partnership
(Exact name of registrant as specified in its charter)

     Massachusetts                              04-3205879
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

   101 Arch Street, Boston, Massachusetts           02110-1106
------------------------------------------      -------------------------------
  (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code    (617) 439-3911
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ X ]

State the aggregate sales price of partnership units held by non affiliates of the registrant.

                        $28,801,000 as of March 31, 2004

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB/A INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS: (2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.

                                                                        Part of Report on
                                                                        Form 10-KSB/A into
                                                                        Which the Document
Documents incorporated by reference                                     is Incorporated

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

     "Investment Risks"                                                 Part I, Item 1

     "Estimated Use of Proceeds"                                        Part III, Item 12

     "Management Compensation and Fees"                                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
        Credits and Cash Distributions"                                 Part III, Item 12




                                Explanatory Note

On June 30, 2004, Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") filed its annual report on Form 10-KSB for its fiscal year ended March 31, 2004. The Fund hereby amends the 2004 Form 10-KSB to include the name of its Registered Public Accounting Firm as well as the city and state of the office that performed the audit, to disclose the fees paid and types of services rendered by the principal accountant, to expand in greater detail the disclosures in the summary of Critical Accounting Policies and to include current certifications pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This form 10-KSB/A does not reflect events occurring after the June 30, 2004 filing of the Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                         ANNUAL REPORT ON FORM 10-KSB/A
                        FOR THE YEAR ENDED MARCH 31, 2004


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

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                          K-12
     Item 10      Management Remuneration                                    K-13
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                      K-13
     Item 12      Certain Relationships and Related Transactions             K-14
     Item 13      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                        K-15
     Item 14      Principal Accountant Fees and Services                     K-15

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



                                           Capital Contributions           Mtge. loans                       Occupancy
Local Limited Partnership   Number    Total Committed    Paid Through      payable at                            at
Property Name                 of       at March 31,         March 31,     December 31,        Type of         March 31,
Property Location         Apt. Units      2004               2004           2003             Subsidy*            2004
------------------------- ------------ ---------------  --------------  ---------------     -----------    ---------------


Green Wood Apartments,
a Limited Partnership
Green Wood Apartments
Gallatin, TN              164             $3,825,916      $3,825,916       $4,875,220          None                   83%

Webster Court Apartments
a Limited Partnership
Webster Court Apartments
Kent, WA                   92              2,318,078       2,318,078        2,698,883          None                   95%

Springwood Apartments
a Limited Partnership (1)
Springwood Apartments
Tallahassee, FL           113              2,499,202       2,499,202        3,655,827          None                   95%

Meadow Wood Associates
of Pella, a Limited Partnership
Meadow Wood of Pella
Pella, IA                  30                893,808         893,808          981,060         Section 8               90%

RMH Associates, a Limited
Partnership (1)
Hemlock Ridge
Livingston Manor, NY      100              1,697,298       1,697,298        1,715,844         Section 8               97%

Pike Place, a Limited
Partnership (1)
Pike Place
Fort Smith, AR            144              1,915,328        1,915,328        3,060,959          None                  100%




                                           Capital Contributions           Mtge. loans                       Occupancy
Local Limited Partnership   Number    Total Committed    Paid Through      payable at                            at
Property Name                 of       at March 31,         March 31,     December 31,        Type of         March 31,
Property Location         Apt. Units      2004               2004           2003             Subsidy*            2004
------------------------- ------------ ---------------  --------------  ---------------     -----------    ---------------

West End Place, a Limited
Partnership (1)
West End Place
Springdale, AR              120          1,843,010           1,843,010        2,701,007          None                  100%

Oak Knoll Renaissance, a
Limited Partnership
Oak Knoll Renaissance
Gary, IN                    256          4,922,412           4,922,412        4,752,848         Section 8              97%

Beaverdam Creek Associates,
a Limited Partnership (2)
Beaverdam Creek
Mechanicsville, VA          120          3,629,140           3,629,140        3,137,700          None                   93%

Schickedanz Brothers Palm
Beach Limited
Live Oaks Plantation
West Palm Beach, FL         218          5,587,953           5,587,953        6,041,836          None                   93%
                          ------       -------------       ------------      ------------
                          1,357        $29,132,145         $29,132,145      $33,621,184
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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------

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

The Fund has policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The Fund analyzes these investments to determine if impairment indicators exist and if an other than temporary impairment adjustment is necessary. If impairment indicators are present, the investment is further analyzed to consider the Fund's ability to recover the investment's carrying value. If an other than temporary impairment in carrying value exists, an impairment loss is recorded to write down the investment to its fair value. Fair value is primarily established from the current market value estimate of the remaining unused tax credits associated with the properties owned by the Local Limited Partnerships. During the year ended March 31, 2004, the Fund concluded two of the Local Limited Partnerships had experienced other than temporary declines in its carrying value and impairment losses were recorded; Webster Court Apartments, a Limited Partnership for $1,035,000 and Meadow Wood Associates of Pella, a Limited Partnership for $81,000. During the year ended March 31, 2003, the Fund concluded one of the Local Limited Partnerships had experienced other then temporary declines in their carrying values and impairment losses were recorded; Meadow Wood Associates of Pella, a Limited Partnership for approximately $312,000. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other than temporary impairments. However, the Fund may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.


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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

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


Salaries and benefits expense reimbursement

An affiliate of the General Partner is reimbursed for the cost of certain salaries and benefits expenses which are incurred by an affiliate of the General Partner on behalf of the Fund. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in the years ended March 31, 2004 and 2003 are as follows:

                                                                2004             2003
                                                            ------------     -----------

Salaries and benefits expense reimbursement                 $     74,805     $    69,755

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

(c) Reports on Form 8-K

     No Reports on Form 8-K were filed during the year ended March 31, 2004.


Item 14. Principal Accountant Fees and Services

The Fund paid fees for services rendered by the principal accountant for the two years end March 31, 2004 as follows:

                                                                2004              2003
                                                              ---------         --------

     Audit fees                                               $  19,140         $ 18,649
     Tax fees                                                 $   1,850         $  2,111

No other fees were paid to the principal accountants during the two years ended March 31, 2004.

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Fund's evaluation within 120 days prior to filing this Form 10-KSB/A, the Fund's director has concluded that the Fund's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

      BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

      By:   Arch Street VIII Limited Partnership
            its General Partner

     By:/s/Jenny Netzer                             Date:    September 5, 2006
        ---------------------------------------              -----------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                          Date:    September 5, 2006
           ---------------------------------------          -----------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC


     By:   /s/Michael H. Gladstone                Date:   September 5, 2006
           -----------------------------                  -----------------
           Michael H. Gladstone
           Principal
           MMA Financial, LLC

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                         ANNUAL REPORT ON FORM 10-KSB/A
                        FOR THE YEAR ENDED MARCH 31, 2004
                                      INDEX


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

       Statements of Cash Flows - For the years ended
         March 31, 2004 and 2003                                                 F-6

       Notes to the Financial Statements                                         F-7




             Report of Independent Registered Public Accounting Firm




To the Partners of
Boston Financial Tax Credit Fund VIII, A Limited Partnership:

In our opinion, the accompanying balance sheet and the related statements of operations, changes in partners' equity (deficiency) and cash flows present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") at March 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our previously issued report on the Fund's balance sheet and the related statements of operations, changes in partners' equity (deficiency) at March 31, 2004 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004, we made reference to the reports of other auditors with respect to the financial statements of Beaverdam Creek Associates, A Limited Partnership, Green Wood Apartments, A Limited Partnership, Webster Court Apartments, A Limited Partnership, Springwood Apartments, A Limited Partnership, Meadow Wood Associates of Pella, A Limited Partnership, RMH Associates, A Limited Partnership, Pike Place, A Limited Partnership, West End Place, A Limited Partnership, Oak Knoll Renaissance, A Limited Partnership and Schickendanz Brothers Palm Beach Limited as of and for the two years ended March 31, 2004. Those statements were audited by other auditors, whose reports thereon had been furnished to us, and our previous opinion expressed, insofar as it related to the Fund's financial statement amounts for these entities, was based solely on the reports of the other auditors. Our current report no longer includes a reference to other auditors.


/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
June 24, 2004, except for the reference to other auditors described in the second paragraph above, as to which the date is May 18, 2006

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

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A  LIMITED PARTNERSHIP


             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2004 and 2003




                                                    Initial        Investor           Net
                                      General       Limited         Limited       Unrealized
                                     Partner        Partner        Partners          Gains            Total
                                    -----------    ---------    -------------     -----------    -------------

Balance at March 31, 2002           $  (150,481)   $     100    $  16,737,014     $    14,109    $  16,600,742
                                    -----------    ---------    -------------     -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                       -            -                -         (10,903)         (10,903)
   Net Loss                             (26,366)           -       (2,610,252)              -       (2,636,618)
                                    -----------    ---------    -------------     -----------    -------------
Comprehensive Loss                      (26,366)           -       (2,610,252)        (10,903)      (2,647,521)
                                    -----------    ---------    -------------     -----------    -------------

Balance at March 31, 2003           $  (176,847)   $     100    $  14,126,762     $     3,206    $  13,953,221
                                    -----------    ---------    -------------     -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                       -            -                -          (2,686)          (2,686)
   Net Loss                             (42,979)           -       (4,254,957)              -       (4,297,936)
                                    -----------    ---------    -------------     -----------    --- ---------
Comprehensive Loss                      (42,979)           -       (4,254,957)         (2,686)      (4,300,622)
                                    -----------    ---------    -------------     -----------    -------------

Balance at March 31, 2004           $  (219,826)   $     100    $   9,871,805     $       520    $   9,652,599
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

3.   Marketable Securities

A summary of marketable securities is as follows:
                                                                          Gross           Gross
                                                                        Unrealized     Unrealized        Fair
                                                           Cost           Gains          Losses          Value
                                                       -----------     -----------    -----------    -----------

Mortgage backed securities                             $    18,192     $       520    $         -    $    18,712
                                                       -----------     =----------     ----------     -----------

Marketable securities at March 31, 2004                $    18,192     $       520    $         -    $    18,712
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

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A  LIMITED PARTNERSHIP

4. Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2003 and 2002 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,
                                                                                  2003             2002
                                                                             -------------     -------------
Assets:
   Investment property, net                                                  $  50,195,293     $  55,354,102
   Other assets                                                                  3,552,699         3,656,189
                                                                             -------------     -------------
     Total Assets                                                            $  53,747,992     $  59,010,291
                                                                             =============     =============

Liabilities and Partners' Equity:
   Mortgage notes payable                                                    $  33,621,184     $  34,292,376
   Other liabilities                                                            10,332,184        11,192,498
                                                                             -------------     -------------
     Total Liabilities                                                          43,953,368        45,484,874
                                                                             -------------     -------------
Fund's Equity                                                                   10,558,877        14,003,547
Other partners' deficiency                                                        (764,253)        (478,130)
                                                                             -------------     -------------
  Total Equity                                                                   9,794,624        13,525,417
                                                                             -------------     -------------
     Total Liabilities and Partners' Equity                                  $  53,747,992     $  59,010,291
                                                                             =============     =============
Summarized Income Statements - for the year
ended December 31,

Rental and other income                                                      $   8,998,065     $   8,740,215
                                                                             -------------     -------------
Expenses:
   Operating                                                                     8,208,385         5,231,459
   Interest                                                                      2,888,426         3,013,174
   Depreciation and amortization                                                 2,473,932         2,544,040
                                                                             -------------     -------------
     Total Expenses                                                             13,570,743        10,788,673
                                                                             -------------     -------------

Net Loss                                                                     $  (4,572,678)    $  (2,048,458)
                                                                             =============     =============

Fund's share of Net Loss                                                     $  (4,443,367)    $  (1,945,410)
                                                                             =============     =============
Other partners' share of Net Loss                                            $    (129,311)    $    (103,048)
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

6.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2004 and 2003 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2003 and 2002:

                                                                                    2004              2003
                                                                                -------------    -------------

Net Loss per financial statements                                               $  (4,297,936)   $  (2,636,618)

Equity in losses of Local Limited Partnerships for financial
   reporting purposes in excess of equity in losses for tax purposes                2,911,853           81,595

Equity in losses of Local Limited Partnerships not recognized for
   financial reporting purposes                                                    (1,703,920)               -

Adjustment to reflect March 31 fiscal year end to December 31
   taxable year end                                                                    (2,203)          40,339

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                    (9,424)          (8,165)

Provision for valuation of advances to Local Limited
   Partnerships not deductible for tax purposes                                        40,000                -

Provision for valuation of investments in Local Limited Partnerships
   not deductible for tax purposes                                                  1,116,000          312,126
                                                                                -------------    -------------

Net Loss per tax return                                                         $  (1,945,630)   $  (2,210,723)
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