Form 10QSB
period 2006-09-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2006-11-14
CIK 911568

Microsoft Word 11.0.6502;









November 14, 2006





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re: Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended September 30, 2006

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


For the quarterly period ended                       September 30, 2006
                                       --------------------------------------


                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                     to
                               ------------------      ---------------------

        Commission file number 0-26522

Boston Financial Tax Credit Fund VIII, A Limited Partnership
(Exact name of registrant as specified in its charter)


                   Massachusetts                   04-3205879
-----------------------------------      ---------------------------
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts              02110-1106
---------------------------------------------       ------------------------
  (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
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

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements


         Balance Sheet (Unaudited) - September 30, 2006                                          1

         Statements of Operations (Unaudited) - For the Three and Six
            Months Ended September 30, 2006 and 2005                                             2


         Statement of Changes in Partners' Equity (Deficiency)

            (Unaudited) - For the Six Months Ended September 30, 2006                            3

         Statements of Cash Flows (Unaudited) - For the Six
            Months Ended September 30, 2006 and 2005                                             4


         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     7


PART II - OTHER INFORMATION


Items 1-6                                                                                       12

SIGNATURE                                                                                       13

CERTIFICATIONS                                                                                  14




         BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                  BALANCE SHEET

                               September 30, 2006

                                   (Unaudited)




Assets


Cash and cash equivalents                                                                         $       261,556
Investment securities, at fair value                                                                      149,625
Investments in Local Limited Partnerships (Note 1)                                                      6,872,730
Other assets                                                                                                2,887
                                                                                                  ---------------
     Total Assets                                                                                 $     7,286,798
                                                                                                  ===============


Liabilities and Partners' Equity


Due to affiliate                                                                                  $       915,065
Accrued expenses                                                                                           81,233
                                                                                                  ---------------
     Total Liabilities                                                                                    996,298
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  6,290,875
Net unrealized losses on marketable securities                                                               (375)
                                                                                                  ---------------
     Total Partners' Equity                                                                             6,290,500
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $     7,286,798
                                                                                                  ===============


The accompanying notes are an integral part of these financial statements.


         BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2006 and 2005
                                   (Unaudited)


                                                            Three Months Ended                         Six Months Ended
                                                     September 30,          September 30,       September 30,        September 30,
                                                         2006                   2005                2006                  2005
                                                   ----------------      ----------------     ----------------      --------------
Revenue
   Investment                                      $          4,869      $         13,364     $         11,894      $        17,824
                                                   ----------------      ----------------     ----------------      ---------------
       Total Revenue                                          4,869                13,364               11,894               17,824
                                                   ----------------      ----------------     ----------------      ---------------

Expenses:
   Asset management fees, related party                      61,892                59,626              123,545              119,252
   Provision for valuation allowance on
     advances to Local Limited Partnerships
     (Note 1)                                                     -                     -              136,323                    -
   General and administrative
     (includes reimbursement to affiliate
     in the amounts of $36,551 and
     $35,396 for the six months ended
     September 30, 2006 and 2005,
     respectively)                                           39,431                47,937              127,399               88,769
   Amortization                                               3,174                 7,033                6,611               14,065
                                                   ----------------      ----------------     ----------------      ---------------
       Total Expense                                        104,497               114,596              393,878              222,086
                                                   ----------------      ----------------     ----------------      ---------------

Loss before equity in losses of
   Local Limited Partnerships                               (99,628)             (101,232)            (381,984)           (204,262)

Equity in income (losses) of Local Limited
   Partnerships (Note 1)                                    113,626              (154,008)              (3,056)           (292,893)
                                                   ----------------      ----------------     ----------------      ---------------

Net Income (Loss)                                  $         13,998      $       (255,240)    $       (385,040)     $     (497,155)
                                                   ================      ================     ================      ===============

Net Income (Loss) allocated:
   General Partners                                $            140      $         (2,552)    $         (3,850)     $       (4,971)
   Limited Partners                                          13,858              (252,688)            (381,190)           (492,184)
                                                   ----------------      ----------------     ----------------      ---------------
                                                   $         13,998      $       (255,240)    $       (385,040)     $     (497,155)
                                                   ================      ================     ================      ===============

Net Income (Loss) Per Limited Partner
   Unit (36,497) Units                             $           0.38      $          (6.92)    $         (10.44)     $       (13.49)
                                                   ================      ================     ================      ===============




The accompanying notes are an integral part of these financial statements.

         BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

        STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

             For the Six Months Ended September 30, 2006
                             (Unaudited)







                                                            Initial           Investor           Net
                                           General          Limited            Limited        Unrealized
                                          Partners          Partner            Partner          Losses            Total


Balance at March 31, 2006                $  (249,587)    $       100       $    6,925,402    $      (1,079)  $    6,674,836
                                         -----------     -----------       --------------    -------------   --------------


Comprehensive Income (Loss):
  Change in net unrealized
     losses on investment
     securities available for sale                 -               -                    -             704               704
  Net Loss                                    (3,850)              -             (381,190)              -          (385,040)
                                         -----------     -----------       --------------    ------------    --------------
Comprehensive Income (Loss)                   (3,850)              -             (381,190)            704          (384,336)
                                         -----------     -----------       --------------    ------------    --------------

Balance at September 30, 2006            $  (253,437)    $       100       $    6,544,212    $       (375)   $   (6,290,500)
                                         ===========     ===========       ==============    ============    ==============






The accompanying notes are an integral part of these financial statements.

         BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2006 and 2005
                                   (Unaudited)





                                                                                  2006              2005
                                                                              -------------    ---------------

Net cash used for operating activities                                        $     (53,818)   $      (34,624)

Net cash provided by (used for) investing activities                                (31,292)          723,102
                                                                              -------------    --------------

Net increase (decrease) in cash and cash equivalents                                (85,110)          688,478

Cash and cash equivalents, beginning                                                346,666           332,386
                                                                              -------------    --------------

Cash and cash equivalents, ending                                             $     261,556    $    1,020,864
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


The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2006 and 2005.


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


The following is a summary of investments in Local Limited Partnerships at September 30, 2006:


Capital contributions and advances paid to Local Limited Partnerships                                 $   30,649,491

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative

   unrecognized losses of $2,884,666)                                                                   (19,357,010)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,232,347)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              9,060,134


Excess investment costs over the underlying assets acquired:


   Acquisition fees and expenses                                                                          1,048,010

   Cumulative amortization of acquisition fees and expenses                                                (315,023)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      9,793,121

Valuation allowance on investments in Local Limited Partnerships                                         (2,920,391)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     6,872,730
                                                                                                    ===============


          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)


During the six months ended September 30, 2006, the Fund advanced $136,323 to one of the Local Limited Partnerships, all of which was reserved. The Fund has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund's share of net losses of the Local Limited Partnerships for the six months ended September 30, 2006 is $235,493. For the six months ended September 30, 2006, the Fund has not recognized $232,437 of equity in losses relating to five Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnership.


2.   Significant Subsidiaries


The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of September 30, 2006 or 2005 or net losses for the three months ended either September 30, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the three months ended June 30, 2006 and 2005:


Beaverdam Creek Associates, a Limited Partnership                                  2006                     2005
-------------------------------------------------                             ---------------           -------------


Revenue                                                                       $       290,615           $     247,263
Net Income                                                                    $        60,382           $      25,032


Oak Knoll Renaissance, Limited Partnership


Revenue                                                                       $       515,754           $     536,371
Net Income                                                                    $        90,306           $      59,343






Schickedanz Brothers Palm
Beach Limited

Revenue                                                                       $           N/A           $     449,600
Net Loss                                                                      $           N/A           $     (84,400)

Spring Apartments, A Limited
Partnership

Revenue                                                                       $       260,561           $     223,075
Net Loss                                                                      $       (28,316)          $     (42,917)

Pike Place, A Limited Partnership

Revenue                                                                       $       176,923           $     160,684
Net Loss                                                                      $       (11,121)          $      (9,044)



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

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:


The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund exposure to economic and financial statement losses is limited to its investments in the VIEs ($6,872,730 at September 30, 2006). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.


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

Liquidity and Capital Resources


At September 30, 2006, the Fund had cash and cash equivalents of $261,556, as compared to $346,666 at March 31, 2006. The decrease is primarily attributable to advances paid to Local Limited Partnerships and cash used for operations. These losses were partially offset by cash distributions received from Local Limited Partnerships.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2006, $411,181 of cash, cash equivalents and investment securities has been designated as Reserves.

         BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)


To date, professional fees relating to various Property issues totaling approximately $62,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2006, the Fund has advanced approximately $1,385,000 to Local Limited Partnerships to fund operating deficits.


The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund Fund operating deficits, if the General Partner deems funding appropriate.


To date, the Fund has used approximately $33,000 of operating funds to replenish Reserves. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2006, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.


Cash Distributions


No cash distributions were made during the six months ended September 30, 2006.


Results of Operations


Three Month Period

For the three months ended September 30, 2006, the Fund's operations resulted in net income of $13,998, as compared to a net loss of $255,240 for the three months ended September 30, 2005. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships. Equity in losses of Local Limited Partnerships decreased to due an increase in rental income at some of the properties.

Six Month Period

For the six months ended September 30, 2006, the Fund's operations resulted in a net loss of $385,040, as compared to a net loss of $497,155 for the six months ended September 30, 2005. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in rental income at some of the properties. The decrease is partially offset by an increase in provision for valuation allowance on advances to Local Limited Partnerships and an increase in general and administrative expenses. The increase in provision for valuation allowance on advances to Local Limited Partnership is the result of an increase in advances made to Local Limited Partnerships in 2006, as compared to the same period of 2005. General and administrative expenses increased due to increased legal expenses associated with litigation in which the Fund is currently involved.

         BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Portfolio Update


The Fund is a Massachusetts limited partnership organized to invest in Local Limited Partnerships which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund's objectives are to:
(i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; (ii) provide limited cash distributions rom the operations of apartment complexes; and (iii) preserve and protect the Fund's capital. Arch Street VIII Limited Partnership ("Arch Street L.P."), a Massachusetts limited partnership consisting of Arch Street VIII, Inc., a Massachusetts corporation ("Arch Street, Inc.") as the sole general partner and MMA as the sole limited partner, is the sole General Partner of the Fund. Arch Street L.P. and Arch Street, Inc. are affiliates of MMA. The fiscal year of the Fund ends on March 31.

As of September 30, 2006, the Fund's investment portfolio consists of limited partnership interests in ten Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,429 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2008 and continuing through 2009, the Compliance Period of the ten Properties in which the Fund has an interest will expire. It is unlikely that the General Partner will be able to dispose of the Fund's Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved. The General Partner has negotiated an agreement that will ultimately allow the Funds to dispose of its interest in one Local Limited Partnership. The Fund has not disposed of any Local Limited Partnership interests during the six months ended September 30, 2006.

On August 24, 2004, the Fund, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership and Boston Financial Tax Credit Fund VII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships and the general partners moved to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. The Court granted this Motion. Discovery is continuing in this matter, but no activity has taken place in recent months as the parties have been discussing whether a negotiated resolution of the matter is possible.

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

Property Discussions

All of the Properties in which the Fund has an interest had stabilized operations and operated above break-even at June 30, 2006. A few Properties have generated cash flow deficits in prior periods that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, a few Properties have previously experienced operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or iii) result in the General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period, in the event below breakeven operations recur. Also, the General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, the Local General Partner of Live Oaks Plantation, located in West Palm Beach, Florida, indicated a desire to transfer its interest in the Local Limited Partnership to a replacement Local General Partner. Accordingly, the General Partner began working with the Local General Partner to identify an acceptable replacement. Negotiations to replace the Local General Partner were then delayed due to an audit by the Internal Revenue Service ("IRS"). The audit focused on the tax treatment of certain items, such as land improvements, impact fees, utility fees and developer fees. In April 2002, the Florida office of the IRS issued their report indicating an eligible basis reduction of approximately $1,000,000, which would reduce the amount of Tax Credits and losses generated by the Property. The Local General Partner filed an appeal of the report to the Washington D.C. office of the IRS. The appeal was successful, and during April 2004 a settlement was reached whereby the eligible basis was reduced by approximately $93,000. Subsequent to reaching a settlement with the IRS, negotiations to replace the Local General Partner resumed. Effective June 28, 2004, an affiliate of the General Partner replaced the Local General Partner. In June 2005, the Local General Partner interest was transferred from the affiliate of the General Partner to a replacement Local General Partner. While occupancy and working capital levels at the Property have consistently remained adequate, the Property generated significant operating deficits in 2001 and 2002. The Fund funded slightly more than $1,000,000 of deficits from Fund Reserves. The General Partner anticipates that cash from operations will continue to fund the monthly debt service. Occupancy at the Property averaged 95% for the six months ended June 30, 2006, while debt service coverage and working capital remained above appropriate levels during the same period.

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

         BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, turnover at Green Wood Apartments, located in Gallatin, Tennessee, as a result of few employment opportunities in the immediate area, was the main cause for below breakeven operations at the Property. Rental concessions, provided in an effort to alleviate the turnover issue, have proven successful, at least in the short term, as rental revenue increased to a level sufficient to result in above breakeven operations at June 30,2006. Occupancy averaged 92% throughout the six-month period ending June 30,2006 while debt service coverage and working capital were at acceptable levels as of June 30, 2006 The General Partner will continue to closely monitor Property operations. The General Partner and Local General Partner have reached an agreement that may result in a 2006 sale of this Property. Under the current terms, a sale would result in net proceeds to the Fund of approximately $370,000, or $10 per Unit, and taxable income of approximately $33,000, or $1 per Unit.

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


(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2006

         BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATED:  November 14, 2006         BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                  A LIMITED PARTNERSHIP


                                  By:  Arch Street VIII Limited Partnership,
                                       its General Partner




                                       /s/Gary Mentesana
                                       Gary Mentesana
                                       President
                                       Arch Street VIII, Inc.