Form 10QSB
period 2006-12-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2007-02-14
CIK 911568

Microsoft Word 11.0.6502;











February 14, 2007




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re: Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended December 31, 2006

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


For the quarterly period ended                  December 31, 2006
                                       --------------------------------------


                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                     to
                               ------------------     ---------------------

                         Commission file number 0-26522

        Boston Financial Tax Credit Fund VIII, A Limited Partnership
           (Exact name of registrant as specified in its charter)


                   Massachusetts                  04-3205879
-----------------------------------------      -----------------------
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts              02110-1106
---------------------------------------------     --------------------------
  (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code      (617) 439-3911
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


          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements


         Balance Sheet (Unaudited) - December 31, 2006                                           1

         Statements of Operations (Unaudited) - For the Three and Nine
            Months Ended December 31, 2006 and 2005                                              2


         Statement of Changes in Partners' Equity (Deficiency)

            (Unaudited) - For the Nine Months Ended December 31, 2006                            3

         Statements of Cash Flows (Unaudited) - For the Nine
            Months Ended December 31, 2006 and 2005                                              4


         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     7


PART II - OTHER INFORMATION


Items 1-6                                                                                       12

SIGNATURE                                                                                       13

CERTIFICATIONS                                                                                  14




          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                                  BALANCE SHEET

                                December 31, 2006

                                   (Unaudited)




Assets


Cash and cash equivalents                                                                         $       883,703

Investments in Local Limited Partnerships (Note 1)                                                      6,826,740
Other assets                                                                                                  274
                                                                                                  ---------------
     Total Assets                                                                                 $     7,710,717
                                                                                                  ===============


Liabilities and Partners' Equity


Due to affiliate                                                                                  $       991,076
Accrued expenses                                                                                           16,649
                                                                                                  ---------------
     Total Liabilities                                                                                  1,007,725
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  6,702,992
                                                                                                  ---------------

     Total Partners' Equity                                                                             6,702,992
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $     7,710,717
                                                                                                  ===============



The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2006 and 2005
                                   (Unaudited)


                                                            Three Months Ended                         Nine Months Ended
                                                     December 31,           December 31,        December 31,          December 31,
                                                         2006                   2005                2006                  2005
                                                   ----------------      ----------------     ----------------      ---------------
Revenue
   Investment                                      $          3,365      $         10,447     $         15,259      $        28,271
                                                   ----------------      ----------------     ----------------      ---------------
       Total Revenue                                          3,365                10,447               15,259               28,271
                                                   ----------------      ----------------     ----------------      ---------------

Expenses:
   Asset management fees, related party                      63,444                59,627              186,989              178,879
   Provision for (recovery of ) valuation
     allowance on advances to
     Local Limited Partnerships (Note 1)                   (176,323)               11,633              (40,000)              11,633
   General and administrative
     (includes reimbursement to affiliate
     in the amounts of $49,117 and
     $46,297 for the nine months ended
     December 31, 2006 and 2005,
     respectively)                                           35,422                35,097              162,821              123,866
   Amortization                                               3,174                 3,437                9,785               17,502
                                                   ----------------      ----------------     ----------------      ---------------
       Total Expense                                        (74,283)              109,794              319,595              331,880
                                                   ----------------      ----------------     ----------------      ---------------

Income (Loss) before equity in losses of
   Local Limited Partnerships                                77,648               (99,347)            (304,336)           (303,609)

Equity in losses of Local Limited
   Partnerships (Note 1)                                    (17,528)             (245,543)             (20,584)           (538,436)

Gain on sale of investments in Local
   Limited Partnership                                      351,997                     -              351,997                    -
                                                   ----------------      ----------------     ----------------      ---------------

Net Income (Loss)                                  $        412,117      $       (344,890)    $         27,077      $     (842,045)
                                                   ================      ================     ================      ==============

Net Income (Loss) allocated:
   General Partners                                $        320,467      $         (3,449)    $        316,617      $       (8,420)
   Limited Partners                                          91,650              (341,441)            (289,540)           (833,625)
                                                   ----------------      ----------------     ----------------      ---------------
                                                   $        412,117      $       (344,890)    $         27,077      $     (842,045)
                                                   ================      ================     ================      ==============

Net Income (Loss) Per Limited Partner
   Unit (36,497) Units                             $           2.51      $          (9.35)    $         (7.93)      $       (22.84)
                                                   ================      ================     ===============       ==============


The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

        STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

             For the Nine Months Ended December 31, 2006
                             (Unaudited)










                                                            Initial           Investor            Net
                                           General          Limited            Limited        Unrealized
                                          Partners          Partner           Partners          Losses            Total


Balance at March 31, 2006                $  (249,587)    $       100       $    6,925,402    $      (1,079)  $    6,674,836
                                         -----------     -----------       --------------    -------------   --------------


Comprehensive Income (Loss):
  Change in net unrealized
     losses on investment
     securities available for sale                 -               -                    -           1,079             1,079
  Net Income (Loss)                          316,617               -             (289,540)              -            27,077
                                         -----------     -----------       --------------    ------------    --------------
Comprehensive Income (Loss)                  316,617               -             (289,540)          1,079            28,156
                                         -----------     -----------       --------------    ------------    --------------

Balance at December 31, 2006             $    67,030     $       100       $    6,635,862    $          -    $    6,702,992
                                         ===========     ===========       ==============    ============    ==============



The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2006 and 2005
                                   (Unaudited)





                                                                                  2006              2005
                                                                              -------------    ---------

Net cash used for operating activities                                        $    (135,279)   $     (815,093)

Net cash provided by investing activities                                           672,316           744,919
                                                                              -------------    --------------

Net increase (decrease) in cash and cash equivalents                                537,037           (70,174)

Cash and cash equivalents, beginning                                                346,666           332,386
                                                                              -------------    --------------

Cash and cash equivalents, ending                                             $     883,703    $      262,212
                                                                              =============    ==============


The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-KSB for the year ended March 31, 2006. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2006 and 2005.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments. The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement. However, to the extent that the General Partners' capital accounts are in deficit positions, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.


1.   Investments in Local Limited Partnerships


The Fund has limited partnership interests in nine Local Limited Partnerships, which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. The Fund's ownership interest in the Local Limited Partnerships is 99%, with the exception of Springwood, which is 79.20%, Hemlock Ridge, which is 77% and Pike Place and West End Place, which are 90%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at December 31, 2006:


Capital contributions and advances paid to Local Limited Partnerships                                $   26,647,252

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative

   unrecognized losses of $601,513)                                                                     (15,715,076)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,057,324)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              8,874,852


Excess investment costs over the underlying assets acquired:


   Acquisition fees and expenses                                                                          1,003,989

   Cumulative amortization of acquisition fees and expenses                                                (308,033)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      9,570,808

Valuation allowance on investments in Local Limited Partnerships                                         (2,744,068)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     6,826,740
                                                                                                    ===============


          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP
                                       16
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)


During the nine months ended December 31, 2006, the Fund advanced $136,323 to one of the Local Limited Partnerships, all of which was subsequently refunded when this Local Limited Partnership was sold The Fund has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund's share of net losses of the Local Limited Partnerships for the nine months ended December 31, 2006 is $390,189. For the nine months ended December 31, 2006, the Fund has not recognized $369,605 of equity in losses relating to five Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnership.

The Fund's interest in one of its investments in Local Limited Partnerships was sold during the nine months ended December 31, 2006, resulting in a gain of $351,997.


2.   Significant Subsidiaries


The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of December 31, 2006 or 2005 or net losses for the three months ended either December 31, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the three months ended September 30, 2006 and 2005:


Beaverdam Creek Associates, a Limited Partnership                                  2006                     2005
-------------------------------------------------                             ---------------           --------


Revenue                                                                       $       261,560           $     296,782
Net Loss                                                                      $       (19,242)          $     (41,178)


Oak Knoll Renaissance, Limited Partnership


Revenue                                                                       $       501,440           $     494,656
Net Income (Loss)                                                             $        61,774           $     (47,393)

Springwood Apartments, a Limited Partnership

Revenue                                                                       $       245,656           $     266,566
Net Loss                                                                      $       (26,906)          $     (20,588)

Pike Place, a Limited Partnership

Revenue                                                                       $       164,010           $     165,551
Net Loss                                                                      $       (25,070)          $     (39,293)

West End Place, a Limited Partnership

Revenue                                                                       $       143,381           $     137,258
Net Loss                                                                      $       (17,516)          $     (27,250)



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

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:


The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund exposure to economic and financial statement losses is limited to its investments in the VIEs ($6,826,740 at December 31, 2006). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.


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

Liquidity and Capital Resources


At December 31, 2006, the Fund had cash and cash equivalents of $883,703, as compared to $346,666 at March 31, 2006. The increase is primarily attributable to proceeds from the sale of one of the Local Limited Partnerships and proceeds from the maturity of investment securities.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2006, $883,703 of cash and cash equivalents has been designated as Reserves.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)


To date, professional fees relating to various Property issues totaling approximately $62,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2006, the Fund has advanced approximately $1,208,000, net of repayments, to Local Limited Partnerships to fund operating deficits.


The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund Fund operating deficits, if the General Partner deems funding appropriate.


To date, the Fund has used approximately $329,000 of operating funds to replenish Reserves. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2006, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.


Cash Distributions


No cash distributions were made during the nine months ended December 31, 2006.


Results of Operations


Three Month Period

For the three months ended December 31, 2006, the Fund's operations resulted in net income of $412,117, as compared to a net loss of $344,890 for the three months ended December 31, 2005. The decrease in net loss is attributed to a current year gain on sale of one of the Local Limited Partnerships, a decrease in equity in losses of Local Limited Partnerships and a current year recovery of provision for valuation of advances to Local Limited Partnerships. The gain on sale of investments in Local Limited Partnerships is due to proceeds received during the three months ended December 31, 2006. Equity in losses decreased primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. The decrease in provision for valuation of advances is due to the reimbursement of advances previously made to one of the Local Limited Partnerships.

Nine Month Period

For the nine months ended December 31, 2006, the Fund's operations resulted in a net income of $27,077, as compared to a net loss of $842,045 for the nine months ended December 31, 2005. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships, a current year gain on sale of one of the Fund's investments in Local Limited Partnerships, and a current year recovery of advances to Local Limited Partnerships due to reimbursement of previously reserved for advances made to one of the Local Limited Partnerships. Equity in Losses of Local Limited Partnerships decreased due to an increase in losses not recognized by the Fund relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment. The decrease in net loss is partially offset by an increase in general and administrative expenses due to increased legal expenses associated with litigation in which the Fund is currently involved.

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

As of December 31, 2006, the Fund's investment portfolio consists of limited partnership interests in nine Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,429 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2008 and continuing through 2009, the Compliance Period of the nine Properties in which the Fund has an interest will expire. It is unlikely that the General Partner will be able to dispose of the Fund's Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved. The General Partner has negotiated an agreement that will ultimately allow the Funds to dispose of its interest in one Local Limited Partnership. In addition, the Fund disposed of another Local Limited Partnership interest during the nine months ended December 31, 2006.

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

Property Discussions

A majority of the Properties in which the Fund has an interest had stabilized operations and operated above break-even at September 30, 2006. A few Properties have generated cash flow deficits in prior periods that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, a few Properties have previously experienced operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or iii) result in the General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period, in the event below breakeven operations recur. Also, the General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, the Local General Partner of Live Oaks Plantation, located in West Palm Beach, Florida, had indicated a desire to transfer its interest in the Local Limited Partnership to a replacement Local General Partner. Accordingly, the General Partner began working with the Local General Partner to identify an acceptable replacement. Negotiations to replace the Local General Partner were then delayed due to an audit by the Internal Revenue Service ("IRS"). The audit focused on the tax treatment of certain items, such as land improvements, impact fees, utility fees and developer fees. In April 2002, the Florida office of the IRS issued their report indicating an eligible basis reduction of approximately $1,000,000, which would reduce the amount of Tax Credits and losses generated by the Property. The Local General Partner filed an appeal of the report to the Washington D.C. office of the IRS. The appeal was successful, and during April 2004 a settlement was reached whereby the eligible basis was reduced by approximately $93,000. Subsequent to reaching a settlement with the IRS, negotiations to replace the Local General Partner resumed. Effective June 28, 2004, an affiliate of the General Partner replaced the Local General Partner. In June 2005, the Local General Partner interest was transferred from the affiliate of the General Partner to a replacement Local General Partner. While occupancy and working capital levels at the Property have consistently remained adequate, the Property generated significant operating deficits in 2001 and 2002. The Fund funded slightly more than $1,000,000 of deficits from Fund Reserves. The General Partner anticipates that cash from operations will continue to fund the monthly debt service. Occupancy was 94% as of September 30, 2006 while debt service coverage and working capital remained above appropriate levels during the nine-month period ending September 30, 2006.

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

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, turnover at Green Wood Apartments, located in Gallatin, Tennessee, as a result of few employment opportunities in the immediate area, was the main cause for below breakeven operations at the Property. Rental concessions, provided in an effort to alleviate the turnover issue, had proven successful, at least in the short term, as rental revenue increased to a level sufficient to result in above breakeven operations at June 30, 2006. Occupancy averaged 92% throughout the six-month period ending June 30, 2006 while debt service coverage and working capital were at acceptable levels as of June 30, 2006. As a result of a prior agreement, Green Wood Apartments was sold on November 30, 2006. This sale resulted in net proceeds to the Fund of $528,320 or $14.60 per Unit and is projected to result in 2006 taxable income of approximately $1,200,000, or $24 per Unit. For financial reporting purposes, $176,323 represented repayment of prior advances made to the Local Limited Partnership and $351,997 represents gain on sale. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Fund no longer has an interest in this Local Limited Partnership.

Low visibility and turnover at the resident manager level have caused occupancy and debt service coverage at Meadow Wood of Pella, located in Pella, Iowa, to fall below acceptable levels during the three-month period ending September 30, 2006. In addition, the property is in default of its first mortgage loan agreement due to an inability to pay its entire real estate tax liability due as of September 30, 2006. The property may require advances from the Fund in order to alleviate the unpaid real estate tax issue and fulfill first mortgage loan debt service covenant requirements.

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


(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2006

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATED:  February 14, 2007             BOSTON FINANCIAL TAX CREDIT FUND VIII,

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