Form 10KSB
period 2007-03-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2007-07-17
CIK 911568

Microsoft Word 11.0.6502;









July 16, 2007



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Boston Financial Tax Credit Fund VIII, A Limited Partnership Annual Report on Form 10-KSB for the Year Ended March 31, 2007 File Number 0-26522

Dear Sir/Madam:


Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.

Very truly yours,



/s/Patricia Olsen-Goldberg
Patricia Olsen-Goldberg
Controller

TC810K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    March 31, 2007

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

                        $36,497,000 as of March 31, 2007

                                       K-5
DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS: (2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.

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

     "Estimated Use of Proceeds"                                        Part III, Item 12

     "Management Compensation and Fees"                                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
        Credits and Cash Distributions"                                 Part III, Item 12




          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2007


                                TABLE OF CONTENTS


                                                                           Page No.

PART I

     Item 1       Business                                                   K-3
     Item 2       Properties                                                 K-5
     Item 3       Legal Proceedings                                          K-8
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                           K-8

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                            K-8
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              K-9
     Item 7       Financial Statements and Supplementary Data                K-12
     Item 8       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                     K-12
     Item 8A      Controls and Procedures                                    K-12
     Item 8B      Other Information                                          K-13

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

CERTIFICATIONS                                                               K-18



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

The Fund originally invested as a limited partner in ten limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which were expected to benefit from some form of federal, state or local assistance programs and all of which qualify for low-income housing tax credits ("Tax Credits") added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The investment objectives of the Fund include the following: (i) to provide investors with annual tax credits which they may use to reduce their federal income taxes; (ii) to provide limited cash distributions from the operations of apartment complexes; and (iii) to preserve and protect the Fund's capital. There cannot be any assurance that the Fund will attain any or all of these investment objectives. A more detailed discussion of these investment objectives, along with the risks in achieving them is contained in the sections of the Prospectus entitled "Investment Objectives and Policies - Principal Investment Objectives" and "Investment Risks", which are herein incorporated by this reference.

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



                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


 Property owned by Local                                                                        Date
   Limited Partnerships                                                                       Interest
                                                      Location                                Acquired
---------------------------                      --------------------                        ------------

Green Wood Apartments (1)                       Gallatin, TN                                 03/02/94

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

West End Place                                  Springdale, AR                               01/12/94

Oak Knoll Renaissance                           Gary, IN                                     11/01/94

Beaverdam Creek                                 Mechanicsville, VA                           11/16/94

Live Oaks Plantation                            West Palm Beach, FL                          06/28/94

(1)    The Fund no longer has an interest in the Local Limited Partnership which owns this Property.

Although the Fund's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Fund's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2007, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specific percentage of total capital contributions in Local Limited Partnerships. Pike Place, A Limited Partnership and West End Place, A Limited Partnership, representing 14.85%, have Lindsey Management Company as a Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports which are herein incorporated by reference.

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

Item 2.  Properties

The Fund currently owns limited partnership interests in nine Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state, or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Fund's ownership interest in the Local Limited Partnerships is 99%, with the exception of Springwood which is 79.20%, Hemlock Ridge which is 77% and Pike Place and West End Place which are 90%.

Each of the Local Limited Partnerships has received an allocation of Tax Credits from the relevant state tax credit agency. In general, the Tax Credits run for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Code, in order to maintain eligibility for the Tax Credits at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements. To date, with the exception of Live Oaks Plantation, none of the Local Limited Partnerships have suffered an event of recapture of Tax Credits.

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


                                                  Capital Contributions           Mtge. loans                         Occupancy
Local Limited Partnership     Number      Total Committed   Paid Through          payable at                              at
Property Name                  of         at March 31,         March 31,          December 31,        Type of         March 31,
Property Location          Apt. Units         2007              2007                 2006             Subsidy*          2007
------------------------  -------------- ---------------- ----------------      ------------------     -----------  --------------


Webster Court Apartments
   a Limited Partnership
Webster Court Apartments
Kent, WA                       92         2,318,078           2,318,078                2,549,759          None             90%

Springwood Apartments
   a Limited Partnership (1)
Springwood Apartments
Tallahassee, FL               113         2,499,202           2,499,202                3,458,240          None             99%

Meadow Wood Associates
   of Pella, a Limited Partnership
Meadow Wood of Pella
Pella, IA                     30            893,808             893,808                  902,297         Section 8         87%

RMH Associates, a Limited
   Partnership (1)
Hemlock Ridge
Livingston Manor, NY          100          1,697,298           1,697,298                1,387,010        Section 8         95%

Pike Place, a Limited
   Partnership (1)
Pike Place
Fort Smith, AR                144          1,915,328           1,915,328                2,817,209          None            99%



                                                  Capital Contributions           Mtge. loans                         Occupancy
Local Limited Partnership     Number      Total Committed   Paid Through          payable at                              at
Property Name                  of         at March 31,         March 31,          December 31,        Type of         March 31,
Property Location          Apt. Units         2007              2007                 2006             Subsidy*          2007
------------------------  -------------- ---------------- ----------------      ------------------     -----------  --------------

West End Place, a Limited
   Partnership (1)
West End Place
Springdale, AR               120           1,843,010         1,843,010               2,485,920         None                  98%

Oak Knoll Renaissance, a
   Limited Partnership
Oak Knoll Renaissance
Gary, IN                     256           4,922,412         4,922,412              4,195,555         Section 8              98%

Beaverdam Creek Associates,
   a Limited Partnership (2)
Beaverdam Creek
Mechanicsville, VA          120            3,629,140         3,629,140              4,176,765         None                   99%

Schickedanz Brothers Palm
   Beach Limited
Live Oaks Plantation
West Palm Beach, FL         218                 5,587,953    5,587,953              5,755,986         None                   91%
                          1,193               $25,306,229  $25,306,229            $27,728,741



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

Item 3.  Legal Proceedings

As previously reported, for the past several years the following three litigation proceedings had been pending between certain investors and various affiliates of the General Partners, including the Fund, concerning, among other things, those investors' requests to inspect certain alleged "books and records" of the Fund and the affiliates: Park G.P., Inc. ("Park") brought a lawsuit against the Fund and various affiliates of the General Partner and their purported general partners (collectively, the "Fund Parties") in state court in Missouri (the "Missouri Lawsuit"); the Fund Parties brought a declaratory judgment lawsuit against Everest Housing Investors 2, LLC and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court (the "Everest Massachusetts Lawsuit"); and Boston Financial Qualified Housing Tax Credits L.P. IV ("Partnership IV") and its general partners brought a lawsuit against Park and its affiliate Bond Purchase, L.L.C. ("Bond") in Massachusetts state court (the "Park and Bond Massachusetts Lawsuit").

As of April 21, 2007, the Fund Parties and Partnership IV reached an agreement with Park, Bond and the Everest Entities to resolve these lawsuits (the "Settlement Agreement"). Under the terms of the Settlement Agreement, the claims and counterclaims asserted in the Everest Massachusetts Lawsuit have been dismissed with prejudice and the claims in the Missouri Lawsuit and the Park and Bond Massachusetts Lawsuit have been dismissed without prejudice, all in exchange for options, subject to various conditions, to purchase certain Local Limited Partnership interests held by Partnership IV, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V and Boston Financial Tax Credit Fund VII, A Limited Partnership at specified prices.

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

As of March 31, 2007, there were 1,166 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. For the years ended March 31, 2007 and 2006, no cash distributions were made.


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

As of March 31, 2007, the Fund's investment portfolio consists of limited partnership interests in nine Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,429 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2008 and continuing through 2009, the Compliance Period of the nine Properties in which the Fund has an interest will expire. It is unlikely that the General Partner will be able to dispose of the Fund's Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved. The General Partner has negotiated an agreement that will ultimately allow the Fund to dispose of its interest in one Local Limited Partnership. In addition, the Fund disposed of one Local Limited Partnership interest during the twelve months ended March 31, 2007.

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($7,143,466 at March 31, 2007). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

Liquidity and Capital Resources

At March 31, 2007, the Fund had cash and cash equivalents of $857,886, as compared to $346,666 at March 31, 2006. The increase is attributable to proceeds received from the sale of one of the Local Limited Partnerships, proceeds from the maturity of investment securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by cash used for operations.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2007, $857,886 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $62,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2007, the Fund has advanced approximately $1,208,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate. To date, the Fund has used approximately $303,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2007, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made to Limited Partners during the two years ended March 31, 2007. It is expected that cash available for distribution, if any, will not be significant in fiscal year 2007. Based on results of 2006 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs. In addition, some of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.


Results of Operations

For the year ended March 31, 2007, the Fund's operations resulted in a net income of $223,092, as compared to a net loss of $1,181,642 for the year ended March 31, 2006. The increase in net income is primarily attributable an increase in equity in income of Local Limited Partnerships, a gain on sale of one of the Fund's investment in Local Limited Partnerships, and a current year recovery of provision for valuation allowance on advances to Local Limited Partnership partially offset by an increase in general and administrative expenses. The gain on sale of investment in Local Limited Partnerships is due to proceeds received in the current fiscal year. Equity in income increased primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. The recovery of advances to Local Limited Partnerships is due to the reimbursement of previously reserved for advances made to one of the Local Limited Partnerships. The increase in general and administrative expenses is due to increased legal expenses associated with litigation in which the Fund is currently is involved.

Low-Income Housing Tax Credits

The 2006 and 2005 tax credits were $0 and $52 per Unit, respectively. The Tax Credits per Limited Partner stabilized in 1997 at approximately $142 per Unit, as Properties reached completion and became fully leased. Since the Tax Credits had stabilized, the annual amount allocated to investors remained the same for about the first seven years. In years eight through ten, the credits are decreasing as Properties reach the end of the ten year credit period. However, because the Compliance Periods extend significantly beyond the Tax Credit periods, the Fund is expected to retain most of its interests in the Local Limited Partnerships for the foreseeable future.

Property Discussions

A majority of the Properties in which the Fund has an interest had stabilized operations and operated above break-even at December 31, 2006. A few Properties have generated cash flow deficits in prior periods that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, a few Properties have previously experienced operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or iii) result in the General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period, in the event below breakeven operations recur. Also, the General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, turnover at Green Wood Apartments, located in Gallatin, Tennessee, as a result of few employment opportunities in the immediate area, was the main cause for below breakeven operations at the Property. Rental concessions, provided in an effort to alleviate the turnover issue, had proven successful, at least in the short term, as rental revenue increased to a level sufficient to result in above breakeven operations at June 30, 2006. Occupancy averaged 92% throughout the six-month period ending June 30, 2006 while debt service coverage and working capital were at acceptable levels as of June 30, 2006. As a result of a prior agreement, Green Wood Apartments was sold on November 30, 2006. This sale resulted in net proceeds to the Fund of $528,320 or $14.60 per Unit and resulted in 2006 taxable income of $459,116, or $12.68 per Unit. For financial reporting purposes, $176,323 represented repayment of prior advances made to the Local Limited Partnership and $351,997 represents gain on sale. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Local General Partner of Live Oaks Plantation, located in West Palm Beach, Florida, had indicated a desire to transfer its interest in the Local Limited Partnership to a replacement Local General Partner. Accordingly, the General Partner began working with the Local General Partner to identify an acceptable replacement. Negotiations to replace the Local General Partner were then delayed due to an audit by the Internal Revenue Service ("IRS"). The audit focused on the tax treatment of certain items, such as land improvements, impact fees, utility fees and developer fees. In April 2002, the Florida office of the IRS issued their report indicating an eligible basis reduction of approximately $1,000,000, which would reduce the amount of Tax Credits and losses generated by the Property. The Local General Partner filed an appeal of the report to the Washington D.C. office of the IRS. The appeal was successful, and during April 2004 a settlement was reached whereby the eligible basis was reduced by approximately $93,000. Subsequent to reaching a settlement with the IRS, negotiations to replace the Local General Partner resumed. Effective June 28, 2004, an affiliate of the General Partner replaced the Local General Partner. In June 2005, the Local General Partner interest was transferred from the affiliate of the General Partner to a replacement Local General Partner. While occupancy and working capital levels at the Property have consistently remained adequate, the Property generated significant operating deficits in 2001 and 2002. The Fund funded slightly more than $1,000,000 of deficits from Fund Reserves. The General Partner anticipates that cash from operations will continue to fund the monthly debt service. Occupancy was 92% as of December 31, 2006 while debt service coverage and working capital remained above appropriate levels during the twelve-month period ending December 31, 2006.

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

As previously reported, low visibility and turnover at the resident manager level have caused occupancy and debt service coverage at Meadow Wood of Pella, located in Pella, Iowa, to fall below acceptable levels at December 31, 2006. In addition, the property was in default of its first mortgage loan agreement due to an inability to pay its entire real estate tax liability due as of September 30, 2006. The Local General Partner has since funded the real estate tax liability and the Property is no longer in default of its first mortgage loan debt service covenant requirements.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2007 and 2006.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

Based on their evaluation, required by the Securities Exchange Act Rules 13a-15(d) and 15d-15(d), the Fund's principal executive officer and principal financial officer have concluded that the Fund's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(d) and 15d-15(d)) were effective as of March 31, 2007 to ensure that information required to be disclosed by the Fund in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of March 31, 2007 to ensure that information required to be disclosed by the Fund issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Fund's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no other changes in the Partnership's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Securities and Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended March 31,2007 that affected, or were reasonably likely to affect, the Partnership's internal control over financial reporting.

Item 8B.  Other Information

No reports on Form 8-K were filed during the fourth quarter of the year ended March 31, 2007.

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

Name     Position

Gary Mentesana                                   Executive Vice President
Michael H. Gladstone                             Principal, Member

The General Partner provides day-to-day management of the Fund. Compensation is discussed in Item 10 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Gary Mentesana age 42, Executive Vice President, Head of the Affordable Housing Group - Mr. Mentesana has been Executive Vice President of MuniMae (the "Company") since July 2003. He is the head of the Company's Affordable Housing Group and is responsible for both the affordable tax exempt and taxable lending and equity businesses. Prior to his appointment as EVP, Mr. Mentesana served as the Company's Chief Capital Officer as well as the Company's Chief Financial Officer. Mr. Mentesana's tenure with the Company began with the Company's predecessor, the SCA Tax-Exempt Fund Limited Partnership, in 1988. Prior to joining the Company, Mr. Mentesana worked for Coopers and Lybrand and was a Certified Public Accountant. Mr. Mentesana graduated from the University of Rhode Island.

Michael H. Gladstone, age 50, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2007, the following entities are the only entities known to the Fund to be the beneficial owners of more than 5% of the Units outstanding:

                                                                                  Amount
      Title of                          Name and Address of                    Beneficially
        Class                            Beneficial Owner                          Owned           Percent of Class

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

Item 12.  Certain Relationships and Related Transactions

The Fund is required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates (including MMA) in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates (including MMA) in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partner is entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partner will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the years ended March 31, 2007 and 2006 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the Fees paid and expense reimbursements made in the two years ended March 31, 2007 is as follows:

Organizational Fees and Expenses and Selling Expenses

In accordance with the Partnership Agreement, the Fund was required to pay certain fees to and reimburse expenses of the General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $4,664,369 have been charged directly to Limited Partners' equity. In connection therewith, $2,828,918 of selling expenses and $1,835,451 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the General Partner. The Fund was also required to pay a non-accountable expense allowance for marketing expense equal to a maximum of 1% of Gross Proceeds. The Fund has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partner. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. There were no organizational fees and expenses paid for the two years ended March 31, 2007.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Fund was required to pay acquisition fees to and reimburse acquisition expenses of the General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 6% of the Gross Proceeds.

Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of the Gross Proceeds. Acquisition fees totaling $2,189,820 for the closing of the Fund's Local Limited Partnership investments were paid to an affiliate of the General Partner. Acquisition expenses totaling $335,196 were reimbursed to an affiliate of the General Partner. There were no acquisition fees and expenses paid for the two years ended March 31, 2007.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the General Partner currently receives 0.50% (annually adjusted by the CPI factor) of Gross Proceeds annually as an Asset Management Fee for administering the affairs of the Fund. Asset Management Fees earned in each of the two years ended March 31, 2007 are as follows:

                                                2007                  2006

Asset management fees                       $ 250,184        $   238,505

Salaries and Benefits Expense Reimbursement

An affiliate of the General Partner is reimbursed for the cost of certain salaries and benefits expenses which are incurred by an affiliate of the General Partner on behalf of the Fund. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in each of the two years ended March 31, 2007 are as follows:


                                                   2007             2006

Salaries and benefits expense reimbursements     $ 65,232        $ 64,572

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partner of the Fund, Arch Street VIII Limited Partnership receives 1% of cash distributions paid to partners. As of March 31, 2007, the Fund has not paid any cash distributions to partners.

Additional information concerning cash distributions and other fees paid or payable to the General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates during each of the two years ended March 31, 2007 is presented in Note 4 to the Financial Statements.

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

Item 14.   Principal Accountant Fees and Services

The Fund paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2007 as follows:


                                     2007              2006

Audit fees                        $ 55,522         $ 64,401
Tax fees                          $  2,400         $  2,400

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2007

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

      BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

      By:   Arch Street VIII Limited Partnership
            its General Partner

      By:  /s/Gary Mentesana                  Date:       July 16, 2007
           Gary Mentesana
           President
           Arch Street VIII Limited Partnership

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:

      By:  /s/Gary Mentesana                 Date:       July 16, 2007
           Gary Mentesana
           President
           Arch Street VIII Limited Partnership


     By:   /s/Michael H. Gladstone           Date:       July 16, 2007
           Michael H. Gladstone
           Vice President
           Arch Street VIII Limited Partnership

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2007
                                      INDEX


                                                                               Page No.

     Report of Independent Registered Public Accounting Firm
        for the years ended March 31, 2007 and 2006                              F-2

     Financial Statements

       Balance Sheet - March 31, 2007                                            F-3

       Statements of Operations - For the years ended
         March 31, 2007 and 2006                                                 F-4

       Statements of Changes in Partners' Equity (Deficiency) -
         For the years ended March 31, 2007 and 2006                             F-5

       Statements of Cash Flows - For the years ended
         March 31, 2007 and 2006                                                 F-6

       Notes to the Financial Statements                                         F-7


             Report of Independent Registered Public Accounting Firm


To the Partners of
Boston Financial Tax Credit Fund VIII, A Limited Partnership


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VIII, A Limited Partnership ("the Partnership") at March 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers, LLP

Boston, Massachusetts
June 22, 2007

     BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                 March 31, 2007




         Assets

Cash                                                                                              $       857,886
Investment in Local Limited Partnerships (Note 3)                                                       7,143,466
   Total Assets                                                                                   $     8,001,352

Liabilities and Partners' Equity

Due to affiliates (Note 4)                                                                        $     1,079,306
Accrued expenses                                                                                           23,039
   Total Liabilities                                                                                    1,102,345

General, Initial and Investor Limited Partners' Equity                                                  6,899,007
   Total Liabilities and Partners' Equity                                                         $     8,001,352

The accompanying notes are an integral part of these financial statements.

     BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2007 and 2006


                                                                                 2007                     2006
        Revenue:
   Investment                                                              $         16,247        $         33,523
     Total Revenue                                                                   16,247                  33,523

Expense:
   Asset management fees, affiliate (Note 4)                                        250,184                 238,505
   Provision for (recovery of) valuation allowance on
     advances to Local Limited Partnerships (Note 3)                                (40,000)                      -
   Provision for valuation allowance on investments in Local
     Limited Partnerships (Note 3)                                                        -                  11,633
   General and administrative (includes reimbursements
     to an affiliate in the amount of $65,232 and
     $64,572 in 2007 and 2006, respectively) (Note 4)                               212,404                 188,925
   Amortization                                                                      12,957                 20,938
     Total Expense                                                                  435,545                 460,001

Loss before equity in income (losses) of Local Limited Partnerships
   and gain on sale of investments in Local Limited Partnerships                   (419,298)               (426,478)

Equity in income (losses) of Local Limited Partnerships (Note 3)                    290,393                (755,164)

Gain on sale of investments in Local Limited Partnerships (Note 3)                  351,997                       -

Net Income (Loss)                                                          $        223,092        $     (1,181,642)

Net Income (Loss) allocated:
   General Partners                                                        $        318,577        $        (11,816)
   Limited Partners                                                                 (95,485)             (1,169,826)
                                                                           $        223,092        $     (1,181,642)
Net Loss per Limited Partner Unit
   (36,497 Units)                                                          $          (2.62)       $         (32.05)


The accompanying notes are an integral part of these financial statements.

     BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2007 and 2006




                                                                                                             Net
                                                                     Initial           Investor          Unrealized
                                                  General            Limited            Limited             Gains
                                                 Partners           Partners           Partners           (Losses)           Total

Balance at March 31, 2005                      $    (237,771)    $          100     $    8,095,228     $       44     $  7,857,601

Comprehensive Loss:
  Change in net unrealized
       gains on investment securities
       available for sale                                  -                  -                  -          (1,123)         (1,123)
  Net Loss                                           (11,816)                 -         (1,169,826)              -      (1,181,642)
Comprehensive Loss                                   (11,816)                 -         (1,169,826)         (1,123)     (1,182,765)

Balance at March 31, 2006                           (249,587)               100          6,925,402          (1,079)       6,674,836

Comprehensive Income (Loss):
  Change in net unrealized
      losses on investment securities
       available for sale                                  -                  -                  -           1,079           1,079
  Net Income (Loss)                                  318,577                  -            (95,485)              -         223,092
Comprehensive Income (Loss)                          318,577                  -            (95,485)          1,079         224,171

Balance at March 31, 2007                      $      68,990     $          100     $    6,829,917     $         -     $ 6,899,007


The accompanying notes are an integral part of these financial statements.

     BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2007 and 2006


                                                                                 2007                     2006
Cash flows from operating activities:
   Net Income (Loss)                                                       $        223,092        $     (1,181,642)
   Adjustments to reconcile net income (loss) to net
     cash used for operating activities:
     Equity in losses (income) of Local Limited Partnerships                       (290,393)                755,164
     Gain on sale of investments in Local Limited Partnerships                     (351,997)                      -
     Recovery of prior years' provision for valuation allowance on
       advances to Local Limited Partnerships                                       (40,000)                      -
     Provision for valuation allowance on investments in Local
       Limited Partnerships                                                               -                  11,633
     Amortization                                                                    12,957                  20,938
     Accretion                                                                            -                   1,616
     Other non-cash item                                                                  -                     (17)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Other assets                                                                   1,794                  (1,590)
       Due to affiliates                                                            324,337                (471,923)
       Accrued expenses                                                             (31,965)                 10,181
Net cash used for operating activities                                             (152,175)               (855,640)

Cash flows from investing activities:
   Purchase of investment securities                                                      -                (276,616)
   Proceeds from maturities of investment securities                                150,000                 130,945
   Advances to Local Limited Partnerships                                          (136,323)                      -
   Reimbursement of advances to Local Limited Partnerships                          176,323                       -
   Cash distributions received from Local
     Limited Partnerships                                                           121,398               1,015,591
   Proceeds received from sale of investments in Local
     Limited Partnerships                                                           351,997                       -
Net cash provided by investing activities                                           663,395                 869,920

Net increase in cash and cash equivalents                                           511,220                  14,280

Cash and cash equivalents, beginning                                                346,666                 332,386

Cash and cash equivalents, ending                                          $        857,886        $        346,666

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

Under the terms of the Partnership Agreement, the Fund originally designated 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 2007, the General Partner has designated $857,886 as such Reserves.

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

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($7,143,466 at March 31, 2007). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Fund as such credits are allocated to partners for use in offsetting their Federal income tax liability.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Fund. These fees and expenses are included in the Fund's investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years or until a Local Limited Partnership's respective investment balance has been reduced to zero.

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

The General Partners have decided to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2006 and 2005 and for the years then ended.

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

Effect of New Accounting Principle

In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is effective for financial statements for fiscal years beginning after December 15, 2006. FIN 48 provides guidance to all enterprises, including pass-through entities, for how uncertain tax provisions should be recognized, measured, presented and disclosed in the financial statements. The General Partner will adopt FIN 48 as of April 1, 2007. The General Partner is currently assessing the impact of FIN 48 but believes that FIN 48 will not have a material impact on the financial position or operating results of the Company.

3.   Investments in Local Limited Partnerships

The Fund currently owns limited partnership interests in nine Local Limited Partnerships, which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. The Fund's ownership interest in the Local Limited Partnerships is 99%, with the exception of Springwood, which is 79.20%, Hemlock Ridge, which is 77% and Pike Place and West End Place, which are 90%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

     BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

3. Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at March 31, 2007:

Capital contributions and advances paid to Local Limited Partnerships                               $    26,647,252

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $649,982)                                                                     (15,404,099)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,048,403)

Investments in Local Limited Partnerships before adjustments                                              9,194,750

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,003,989

   Cumulative amortization of acquisition fees and expenses                                                (311,205)

Investments in Local Limited Partnerships before valuation allowance                                      9,887,534

Valuation allowance on investments in Local Limited Partnerships                                         (2,744,068)

Investments in Local Limited Partnerships                                                           $     7,143,466

The Fund has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments. During the year ended March 31, 2007, the Fund advanced $136,323 to one of the Local Limited Partnerships, all of which are subsequently refunded when this Local Limited Partnership was sold. In addition, $40,000 was also reimbursed from the Local Limited Partnership relating to advances made in previous years.

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2006 and 2005 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                   2006                2005

Assets:
   Investment property, net                                                  $     41,260,491    $     46,288,383
   Other assets                                                                     3,696,944           3,490,130
     Total Assets                                                            $     44,957,435    $     49,778,513

Liabilities and Partners' Equity:
   Mortgage notes payable                                                    $     27,728,741    $     33,255,554
   Other liabilities                                                               10,120,091          11,426,271
     Total Liabilities                                                             37,848,832          44,681,825

Fund's Equity                                                                       8,790,264           6,584,831
Other partners' deficiency                                                         (1,681,661)         (1,488,143)
     Total Partners' Equity                                                         7,108,603           5,096,688
     Total Liabilities and Partners' Equity                                  $     44,957,435    $     49,778,513


     BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

3. Investments in Local Limited Partnerships (continued)

Summarized Statements of Operations - for the year ended December 31,

                                                                                   2006                2005

Rental and other income                                                      $      9,080,569    $      9,466,412

Expenses:
   Operating                                                                        4,769,078           5,757,502
   Interest                                                                         2,381,169           2,871,932
   Depreciation and amortization                                                    1,984,553           2,217,862
     Total Expenses                                                                 9,134,800          10,847,296

Net Loss                                                                     $        (54,231)   $     (1,380,884)

Fund's share of net loss (includes adjustment from previous year)            $         (3,664)   $     (1,293,035)
Other partners' share of net loss                                            $        (50,567)   $        (73,218)

The financial information of one Local Limited Partnership is not included in the above summarized combined financial information due to the investment being sold by the Fund in the year ended March 31, 2007. The Fund's estimated equity in loss of this Local Limited Partnership is $124,017 for the year ended December 31, 2006.

For the years ended March 31, 2007 and 2006, the Fund has not recognized $418,074 and $537,871, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.

The Fund's equity as reflected by the Local Limited Partnerships of $8,790,264 differs from the Fund's investments in Local Limited Partnerships before adjustments of $9,194,750 primarily due to cumulative unrecognized losses as described above and differences in the accounting treatment of miscellaneous items.

The Fund's interest in one of its investments in Local Limited Partnerships was sold during the year ended March 31, 2007 resulting in a gain of $351,997.

4.   Transactions with Affiliates

An affiliate of the General Partner receives a base amount of 0.50% (annually adjusted by the CPI factor) of the Gross Proceeds as the annual Asset Management Fee for administering the affairs of the Fund. Included in the Statements of Operations are Asset Management Fees of $250,184 and $238,505 for the years ended March 31, 2007 and 2006, respectively. As of March 31, 2007, $714,738 is payable for Asset Management Fees. During the years ended March 31, 2007 and 2006, $0 and $775,000, respectively, were paid out of available cash flow for Asset Management Fees.

An affiliate of the General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2007 and 2006 is $65,232 and $64,572, respectively that the Fund incurred for these expenses. During the years ended March 31, 2007 and 2006, no salaries and benefits were paid to the affiliate of the General Partner. As of March 31, 2007, $355,648 is payable to an affiliate of the General Partner.

As of March 31, 2007, the Fund owes $8,920 to an affiliate of the General Partner for amounts received by the Fund on behalf of the affiliate.

In December 2006, Fund cash was invested in below-market interest bearing accounts as part of a banking arrangement which resulted in financial benefits to affiliates of MMA Financial. MMA Financial subsequently determined that this arrangement was inconsistent with the terms of the Partnership Agreement and terminated the arrangement. MMA intends to pay the interest lost by the Fund (approximately $19,000) to the Fund in July 2007.

     BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

5.   Federal Income Taxes

The following schedule reconciles the reported financial statement net income
(loss) for the fiscal years ended March 31, 2007 and 2006 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2006 and 2005:

                                                                                    2007                  2006

Net Income (Loss) per financial statements                                     $      223,092       $   (1,181,642)

Equity in losses of Local Limited Partnerships for tax purposes in
   excess of equity in losses for financial reporting purposes                       (564,087)            (126,160)

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                  (418,074)            (537,871)

Adjustment to reflect March 31 fiscal year end to
   December 31 taxable year end                                                        (7,643)              23,694

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                   (25,153)             (17,171)

Recovery of prior years' provision for valuation allowance on advances
   to Local Limited Partnerships, not reportable for tax purposes                     (40,000)                   -

Provision for valuation allowance on investments in Local
   Limited Partnerships, not deductible for tax purposes                                                    11,633

Gain on sale of investments in Local Limited Partnership for financial
   reporting purposes in excess of gain on sale for tax purposes                      (25,025)                   -

Net Loss per tax return                                                        $     (856,890)      $   (1,827,517)

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2007 and December 31, 2006, respectively are as follows:


                                    Financial
                                                                Reporting            Tax
                                                                Purposes          Purposes           Differences

Investments in Local Limited Partnerships                   $    7,143,466     $    6,472,729      $      670,737
Other assets                                                $      857,886     $    5,548,345      $   (4,690,459)
Liabilities                                                 $    1,102,345     $    1,007,724      $       94,621

The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $3,300,000 more than for financial reporting purposes, including approximately $650,000 of losses the Fund has not recognized relating to four Local Limited Partnerships whose cumulative equity in losses exceeded the total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $107,000; (iii) the Fund has provided an impairment allowance of approximately $2,744,000 against its investments in Local Limited Partnerships for financial reporting purposes; and (iv) organizational and offering costs of approximately $4,664,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

     BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

6.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of March 31, 2007 or 2006 or net losses for the years ended either March 31, 2007 or 2006. The following financial information represents the performance of these Local Limited Partnerships for the years ended December 31, 2006 and 2005:

Beaverdam Creek Associates, a Limited Partnership                                  2006                     2005

Total Assets                                                                  $     5,592,630           $   5,705,378
Total Liabilities                                                             $     4,271,677           $   4,303,527
Revenue                                                                       $     1,074,589           $   1,017,681
Net Income (Loss)                                                             $        12,243           $      (5,240)

Oak Knoll Renaissance, Limited Partnership

Total Assets                                                                  $     7,972,260           $   8,021,938
Total Liabilities                                                             $     4,681,847           $   5,150,319
Revenue                                                                       $     2,234,626           $   1,991,970
Net Income (Loss)                                                             $       557,448           $    (109,750)

Pike Place, a Limited Partnership

Total Assets                                                                  $     3,643,457          $    3,803,668
Total Liabilities                                                             $     3,045,798          $    3,127,878
Revenue                                                                       $       656,655          $      637,122
Net Loss                                                                      $       (78,131)         $     (108,884)

Springwood Apartments, a Limited Partnership

Total Assets                                                                  $     3,835,755           $   4,104,285
Total Liabilities                                                             $     3,595,110           $   3,597,467
Revenue                                                                       $       982,046           $     940,829
Net Loss                                                                      $      (154,310)          $    (102,265)

West End Place, a Limited Partnership

Total Assets                                                                  $     3,044,571           $   3,232,514
Total Liabilities                                                             $     2,565,030           $   2,682,798
Revenue                                                                       $       573,284           $     536,412
Net Loss                                                                      $       (70,175)          $    (113,609)