Form 10QSB
period 2007-06-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2007-08-15
CIK 911568

August 14, 2007




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re: Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended June 30, 2007
       File Number 0-26522



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

For the quarterly period ended                                June 30, 2007
              ------------------------------------------------------------------

                                                         OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from                 to
--------------------------------------------------------------------------------

                         Commission file number 0-26522

 Boston Financial Tax Credit Fund VIII, A Limited Partnership
   (Exact name of registrant as specified in its charter)


                   Massachusetts                    04-3205879
--------------------------- ----------------------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                02110-1106
----------------------- --------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code      (617) 439-3911
           --------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2007                                               1

         Statements of Operations (Unaudited) - For the Three
            Months Ended June 30, 2007 and 2006                                                  2

         Statement of Changes in Partners' Equity (Unaudited) -
            For the Three Months Ended June 30, 2007                                             3

         Statements of Cash Flows (Unaudited) - For the Three
            Months Ended June 30, 2007 and 2006                                                  4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                      7

Item 3.  Controls and Procedures
                                                                                                  11


PART II - OTHER INFORMATION

Items 1-6                                                                                         12

SIGNATURE                                                                                         13

CERTIFICATIONS                                                                                    14


                  BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP
                                  BALANCE SHEET
                                  June 30, 2007
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                         $       886,956
Investments in Local Limited Partnerships (Note 1)                                                      7,156,752
                                                                                                  ---------------
     Total Assets                                                                                 $     8,043,708
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $     1,154,459
Accrued expenses                                                                                           19,358
                                                                                                  ---------------
     Total Liabilities                                                                                  1,173,817
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  6,869,891
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $     8,043,708
                                                                                                  ===============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP
                          STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)



                                                                                 2007                     2006
                                                                           ----------------              ----------
Revenue:
   Investment                                                              $            935        $          7,025
                                                                           -----------------       ----------------
     Total Revenue                                                                      935                   7,025
                                                                           ----------------        ----------------

Expense:
   Asset management fees, related party                                              63,195                  61,653
   Provision for valuation allowance on advances to Local
     Limited Partnerships                                                                 -                 136,323
   General and administrative (includes reimbursements
     to an affiliate in the amount of  $20,878 and
     $18,276 in 2007 and 2006, respectively)                                         43,200                  87,968
   Amortization                                                                       3,174                   3,437
                                                                           ----------------        ----------------
     Total Expenses                                                                 109,569                 289,381
                                                                           ----------------        ----------------

Loss before equity in income (losses) of Local Limited Partnerships                (108,634)               (282,356)

Equity in income (losses) of Local Limited Partnerships (Note 1)                     79,518                (116,682)
                                                                           ----------------         ----------------

Net Loss                                                                   $        (29,116)       $       (399,038)
                                                                           ================        ================

Net Loss allocated:
   General Partners                                                        $           (290)       $         (3,990)
   Limited Partners                                                                 (28,826)               (395,048)
                                                                           ----------------         ----------------
                                                                           $        (29,116)       $       (399,038)
                                                                           ================         ================
Net Loss per Limited Partner Unit
   (36,497 Units)                                                          $           (.80)       $         (10.82)
                                                                           ================         ================




    The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                    For the Three Months Ended June 30, 2007
                                   (Unaudited)






                                                               Initial           Investor
                                              General          Limited            Limited
                                             Partners          Partner            Partner            Total

    Balance at March 31, 2007               $    68,990     $       100       $    6,829,917    $    6,899,007

    Net Loss                                       (290)              -              (28,826)          (29,116)
                                            -----------     -----------       --------------    - -------------

    Balance at June 30, 2007                $    68,700     $       100       $    6,801,091    $    6,869,891
                                            ===========     ===========       ==============     ==============






    The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP
                             STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)





                                                                                  2007                  2006
                                                                              -------------           --------

Net cash used for operating activities                                        $     (33,988)      $     (20,396)

Net cash provided by (used for) investing activities                                 63,058             (75,896)
                                                                              -------------        -------------

Net increase (decrease) in cash and cash equivalents                                 29,070             (96,292)

Cash and cash equivalents, beginning                                                857,886             346,666
                                                                              -------------        -------------

Cash and cash equivalents, ending                                             $     886,956       $     250,374
                                                                              =============        =============


     The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form10-KSB for the year ended March 31, 2007. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2007 and 2006.

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

The following is a summary of investments in Local Limited Partnerships at June
30, 2007:

Capital contributions and advances paid to Local Limited Partnerships                               $    26,647,252

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $728,825)                                                                     (15,324,581)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,111,461)
                                                                                                     ---------------

Investments in Local Limited Partnerships before adjustments                                              9,211,210

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,003,989

   Cumulative amortization of acquisition fees and expenses                                                (314,379)
                                                                                                     ---------------

Investments in Local Limited Partnerships before valuation allowance                                      9,900,820

Valuation allowance on investments in Local Limited Partnerships                                         (2,744,068)
                                                                                                     ---------------

Investments in Local Limited Partnerships                                                           $     7,156,752
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

The Fund's share of net income of the Local Limited Partnerships for the three months ended June 30, 2007 is $675. For the three months ended June 30, 2007, the Fund has not recognized $78,843 of equity in losses relating to four Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnership.

2.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of June 30, 2007 or 2006 or net losses for the three months ended either June 30, 2007 or 2006. The following financial information represents the performance of these Local Limited Partnerships for the three months ended March 31, 2007 and 2006:

Beaverdam Creek Associates, a Limited Partnership                                  2007                     2006
-------------------------------------------------                             ---------------           --------
Revenue                                                                       $       268,647           $     254,420
Net Income (Loss)                                                             $         3,061           $      (1,310)

Oak Knoll Renaissance, Limited Partnership
Revenue                                                                       $       558,657           $     497,993
Net Income (Loss)                                                             $       141,827           $     (27,438)

Springwood Apartments, A Limited Partnership
Revenue                                                                       $       245,512           $     235,207
Net Loss                                                                      $       (38,578)          $     (25,566)

Pike Place, A Limited Partnership
Revenue                                                                       $       164,164           $     159,281
Net Loss                                                                      $       (19,533)          $     (27,221)

West End Place, A Limited Partnership
Revenue                                                                       $       143,321           $     134,103
Net Loss                                                                      $       (17,544)          $     (28,402)

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

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund exposure to economic and financial statement losses is limited to its investments in the VIEs ($7,156,752 at June 30, 2007). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

Liquidity and Capital Resources

At June 30, 2007, the Fund had cash and cash equivalents of $886,956, as compared to $857,886 at March 31, 2007. The increase is primarily attributable to cash distributions received from Local Limited Partnerships, partially offset by cash used for operating activities.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2007, $886,956 has been designated as Reserves.

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

To date, professional fees relating to various Property issues totaling approximately $62,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2007, the Fund has advanced approximately $1,208,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund Fund operating deficits, if the General Partner deems funding appropriate.

To date, the Fund has used approximately $332,000 of operating funds to replenish Reserves. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2007, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2007.

Results of Operations

For the three months ended June 30, 2007, the Fund's operations resulted in a net loss of $29,116, as compared to a net loss of $399,038 for the three months ended June 30, 2006. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships, a decrease in provision for valuation allowance on advances to Local Limited Partnerships and a decrease in general and administrative expenses. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. The decrease in provision for valuation allowance on advances to Local Limited Partnerships is the result of a decrease in advances made to Local Limited Partnerships during the year ended March 31, 2007. General and administrative expenses decreased due to decreased legal expenses associated with litigation in which the Fund was previously involved.

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


Portfolio Update (continued)

As of June 30, 2007, the Fund's investment portfolio consists of limited partnership interests in nine Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,429 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2008 and continuing through 2009, the Compliance Period of the nine Properties in which the Fund has an interest will expire. It is unlikely that the General Partner will be able to dispose of the Fund's Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved. The General Partner has negotiated an agreement that will ultimately allow the Fund to dispose of its interest in one Local Limited Partnership. The Fund has not disposed of any Local Limited Partnership interests during the three months ended June 30, 2007.

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


Property Discussions

A majority of the Properties in which the Fund has an interest had stabilized operations and operated above break-even at March 31, 2007. A few Properties have generated cash flow deficits in prior periods that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, a few Properties have previously experienced operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or iii) result in the General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period, in the event below breakeven operations recur. Also, the General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, low visibility and turnover at the resident manager level had caused occupancy and debt service coverage at Meadow Wood of Pella, located in Pella, Iowa, to fall below acceptable levels at December 31, 2006. As of March 31, 2007, occupancy improved to 87%, while debt service coverage remained slightly below acceptable levels for the three-month period ending March 31, 2007. In addition, the property was in default of its first mortgage loan agreement due to an inability to pay its entire real estate tax liability due as of September 30, 2006. The Local General Partner has since funded the real estate tax liability and the Property is no longer in default of its first mortgage loan debt service covenant requirements.

The Managing General Partner anticipates that the Fund's interest in the Local Limited Partnership that owns Spring Wood Apartments, located in Tallahassee, Florida, will be terminated upon the sale of the Property in late 2007. Under the current terms, this sale is expected to result in net proceeds to the Fund of approximately $1,300,000, or $35.91 per Unit. This sale would result in 2007 taxable income projected to also be approximately $1,300,000, or $35.91 per Unit.

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP
                        Controls and Procedures



(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, with the participation of the Fund's management, the Fund's principal executive officer and principal financial officer conducted an evaluation of the Fund's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange
Act). Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of June 30, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Control over Financial Reporting.

There have been no significant changes in the Fund's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Fund's last fiscal quarter that has materially affected, or is reasonably likely to affect, the Fund's internal control over financial reporting.

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

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2007

           BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14, 2007   BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED
                          PARTNERSHIP


                                   By:   Arch Street VIII Limited Partnership,
                                         its General Partner



                                        /s/Gary Mentesana
                                        Gary Mentesana
                                        President
                                        Arch Street VIII Limited Partnership