Form 10QSB
period 2007-09-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2007-11-14
CIK 911568

[PG NUMBER]






November 14, 2007




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re: Boston Financial Tax Credit Fund VIII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended September 30, 2007 File Number 0-26522



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

For the quarterly period ended                       September 30, 2007
                                       --------------------------------------

                                                         OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from_________to_______________

                             Commission file number 0-26522

       Boston Financial Tax Credit Fund VIII, A Limited Partnership
            (Exact name of registrant as specified in its charter)


                   Massachusetts                     04-3205879
------------------------------------------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts              02110-1106
--------------------------------------------- --------------------------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code     (617) 439-3911
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

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                        Page No.
------------------------------                                        --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2007                     1

         Statements of Operations (Unaudited) - For the Three and Six
            Months Ended September 30, 2007 and 2006                        2

         Statement of Changes in Partners' Equity (Unaudited) -
            For the Six Months Ended September 30, 2007                     3

         Statements of Cash Flows (Unaudited) - For the Six
            Months Ended September 30, 2007 and 2006                        4

         Notes to the Financial Statements (Unaudited)                      5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 7

Item 3.  Controls and Procedures                                            11

PART II - OTHER INFORMATION

Items 1-6                                                                   12

SIGNATURE                                                                   13

CERTIFICATIONS                                                              14

             BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                                  BALANCE SHEET
                               September 30, 2007
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                         $     1,139,053
Investments in Local Limited Partnerships (Note 1)                                                      7,290,895
                                                                                                  ---------------
     Total Assets                                                                                 $     8,429,948
                                                                                                  ===============

Liabilities and Partners' Equity


Due to affiliate                                                                                  $     1,270,484
Accrued expenses                                                                                           32,065
                                                                                                  ---------------
     Total Liabilities                                                                                  1,302,549
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  7,127,399
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $     8,429,948
                                                                                                  ===============



The accompanying notes are an integral part of these financial statements.

         BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2007 and 2006
                                   (Unaudited)



                                                            Three Months Ended                         Six Months Ended
                                                     September 30,          September 30,       September 30,         September 30,
                                                         2007                   2006                2007                  2006
                                                   ----------------      ----------------     ----------------      ----------
Revenue
   Investment                                      $         30,164      $          4,869     $         31,099      $         11,894
   Other                                                    222,790                     -              222,790                     -
                                                   ----------------      ----------------     ----------------      ----------------
       Total Revenue                                        252,954                 4,869              253,889                11,894
                                                   ----------------      ----------------     ----------------      ----------------

Expenses:
   Asset management fees, related party                      63,195                61,892              126,390               123,545
   Provision for valuation allowance on
     advances to Local Limited Partnerships
     (Note 1)                                                     -                     -                    -               136,323
   General and administrative
     (includes reimbursement to affiliate
     in the amounts of $39,158 and
     $36,551 for the six months ended
     September 30, 2007 and 2006,

     respectively)                                           66,395                39,431              109,595               127,399
   Amortization                                               3,174                 3,174                6,348                 6,611
                                                   ----------------      ----------------     ----------------      ----------------
       Total Expenses                                       132,764               104,497              242,333               393,878
                                                   ----------------      ----------------     ----------------      ----------------


Income (Loss) before equity in income

   (losses) of Local Limited Partnerships                   120,190               (99,628)              11,556             (381,984)


Equity in income (losses) of Local Limited
   Partnerships (Note 1)                                    137,318               113,626              216,836               (3,056)
                                                   ----------------      ----------------     ----------------      ----------------


Net Income (Loss)                                  $        257,508      $         13,998     $        228,392      $      (385,040)
                                                   ================      ================     ================      ================


Net Income (Loss) allocated:

   General Partners                                $          2,575      $            140     $          2,285      $        (3,850)
   Limited Partners                                         254,933                13,858              226,107             (381,190)
                                                   ----------------      ----------------     ----------------      ----------------
                                                   $        257,508      $         13,998     $        228,392      $      (385,040)
                                                   ================      ================     ================      ================


Net Income (Loss) Per Limited Partner

   Unit (36,497) Units                             $           6.98      $            0.38    $            6.20     $        (10.44)
                                                   ================      =================    =================     ================




    The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                   For the Six Months Ended September 30, 2007
                                   (Unaudited)


                                                               Initial           Investor
                                              General          Limited            Limited
                                             Partners          Partner            Partner            Total

    Balance at March 31, 2007               $    68,990     $       100       $    6,829,917    $    6,899,007


    Net Income                                    2,285               -              226,107           228,392
                                            -----------     -----------       --------------    --------------

    Balance at September 30, 2007           $    71,275     $       100       $    7,056,024    $    7,127,399
                                            ===========     ===========       ==============    ==============







    The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2007 and 2006
                                   (Unaudited)





                                                                                  2007                2006
                                                                              -------------           --------

Net cash provided by (used for) operating activities                          $     190,108       $     (53,818)

Net cash provided by (used for) investing activities                                 91,059             (31,292)
                                                                              -------------       -------------

Net increase (decrease) in cash and cash equivalents                                281,167             (85,110)

Cash and cash equivalents, beginning                                                857,886             346,666
                                                                              -------------       -------------

Cash and cash equivalents, ending                                             $   1,139,053       $     261,556
                                                                              =============       =============

    The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-KSB for the year ended March 31, 2007. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.


The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2007 and 2006.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2007:

Capital contributions and advances paid to Local Limited Partnerships                               $    26,647,252

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $1,059,800)                                                                   (15,159,263)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,139,462)
                                                                                                     ---------------

Investments in Local Limited Partnerships before adjustments                                              9,348,527

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,003,989

   Cumulative amortization of acquisition fees and expenses                                                (317,553)
                                                                                                     ---------------

Investments in Local Limited Partnerships before valuation allowance                                     10,034,963

Valuation allowance on investments in Local Limited Partnerships                                         (2,744,068)
                                                                                                     ---------------

Investments in Local Limited Partnerships                                                           $     7,290,895
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

The Fund's share of net income of the Local Limited Partnerships for the six months ended September 30, 2007 is $164,982. For the six months ended September 30, 2007, the Fund has not recognized $381,818 of equity in losses relating to five Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnership.

2.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of September 30, 2007 or 2006 or net losses for the three months ended either September 30, 2007 or 2006. The following financial information represents the performance of these Local Limited Partnerships for the three months ended June 30, 2007 and 2006:

Beaverdam Creek Associates, a Limited Partnership                                  2007                     2006
-------------------------------------------------                             ---------------           --------
Revenue                                                                       $       302,361           $     290,615
Net Income                                                                    $        54,115           $      60,382

Oak Knoll Renaissance, Limited Partnership
Revenue                                                                       $       671,078           $     515,754
Net Income                                                                    $       124,996           $      90,306

Springwood Apartments, a Limited Partnership
Revenue                                                                                   N/A           $     260,561
Net Loss                                                                                  N/A           $     (28,316)

Pike Place, a Limited Partnership
Revenue                                                                                   N/A           $     176,923
Net Loss                                                                                  N/A           $     (11,121)


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

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund exposure to economic and financial statement losses is limited to its investments in the VIEs ($7,290,895 at September 30, 2007). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

Liquidity and Capital Resources

At September 30, 2007, the Fund had cash and cash equivalents of $1,139,053, as compared to $857,886 at March 31, 2007. The increase is primarily attributable to cash distributions received from Local Limited Partnerships, in excess of cash used for operating activities.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2007, $1,139,053 has been designated as Reserves.

             BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

To date, professional fees relating to various Property issues totaling approximately $62,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2007, the Fund has advanced approximately $1,208,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund Fund operating deficits, if the General Partner deems funding appropriate.

To date, the Fund has used approximately $584,000 of operating funds to replenish Reserves. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2007, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2007.

Results of Operations

Three Month Period


For the three months ended September 30, 2007, the Fund's operations resulted in net income of $257,508, as compared to a net income of $13,998 for the three months ended September 30, 2006. The increase in net income is primarily attributable to an increase in other income, an increase in investment revenue and partially offset by an increase in general and administrative expense. The increase in other income is due to an increase in distributions from Local Limited Partnerships that were written off and distributions from Local Limited Partnerships with carrying values of zero. The Partnership had an increase in investment revenue during the period ended September 30, 2007 related to the reimbursement of 2006 interest that the Partnership had lost while its cash was invested in below-market interest bearing accounts. General and administrative expenses increased due to increased legal expenses associated with litigation in which the Fund was previously involved.


Six Month Period


For the six months ended September 30, 2007, the Fund's operations resulted in a net income of $228,392, as compared to a net loss of $385,040 for the six months ended September 30, 2006. The increase in net income is primarily attributable to an increase in other income, a decrease in equity in losses of Local Limited Partnerships, a decrease in provision for valuation of advances to Local Limited Partnerships and an increase in investment revenue. The increase in other income is due to an increase in distributions from Local Limited Partnerships that were written off and distributions from Local Limited Partnerships with carrying values of zero. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships with carrying values of zero. The decrease in provision for valuation of advances to Local Limited Partnerships is the result of a decrease in advances made to Local Limited Partnerships during the period ended September 30, 2007. The Partnership had an increase in investment revenue during the period ended September 30, 2007 related to the reimbursement of 2006 interest that the Partnership had lost while its cash was invested in below-market interest bearing accounts.

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

As of September 30, 2007, the Fund's investment portfolio consists of limited partnership interests in nine Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,429 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2008 and continuing through 2009, the Compliance Period of the nine Properties in which the Fund has an interest will expire. It is unlikely that the General Partner will be able to dispose of the Fund's Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved. The General Partner has negotiated an agreement that will ultimately allow the Fund to dispose of its interest in one Local Limited Partnership. The Fund has not disposed of any Local Limited Partnership interests during the six months ended September 30, 2007.

The Fund is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

Property Discussions

A majority of the Properties in which the Fund has an interest had stabilized operations and operated above break-even at June 30, 2007. A few Properties have generated cash flow deficits in prior periods that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, a few Properties have previously experienced operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or iii) result in the General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period, in the event below breakeven operations recur. Also, the General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, low visibility and turnover at the resident manager level had caused occupancy and debt service coverage at Meadow Wood of Pella, located in Pella, Iowa, to fall below acceptable levels at March 31, 2007. Since then, occupancy has improved to 93% at June 30, 2007, helping to raise debt service coverage and working capital to acceptable levels.

The Managing General Partner anticipates that the Fund's interest in the Local Limited Partnership that owns Spring Wood Apartments, located in Tallahassee, Florida, will be terminated upon the sale of the Property in late 2007. Under the current terms, this sale is expected to result in net proceeds to the Fund of approximately $1,500,000, or $41.43 per Unit. This sale would result in 2007 taxable income projected to also be approximately $1,500,000, or $41.43 per Unit.

        BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                             CONTROLS AND PROCEDURES



(a) Evaluation of Disclosure Controls and Procedures.


As of the end of the period covered by this report, with the participation of the Fund's management, the Fund's principal executive officer and principal financial officer conducted an evaluation of the Fund's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange
Act). Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of September 30, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.


(b) Changes in Internal Control over Financial Reporting.


During the quarter ended September 30, 2007, the Fund completed implementation of the following control improvements to remediate the material weaknesses existing as of March 31, 2007:

Controls over Monitoring of Contractual Agreements

o As part of the remediation plan, management initiated changes in processes and controls including:

o the refund of lost interest;

o restricting authority to the corporate treasury department over the opening, closing, investment and movement of cash accounts;

o the engagement of the corporate legal department to perform due diligence on new agreements to assure compliance with existing agreements; and

o the development and implementation of a fiduciary and conflicts policy that provides guidance to personnel on conflict management.

Controls over Recording Equity in Income/Losses

o Management now performs a more detailed review and analysis of quarterly financial data and audited financial statements received from its investees to assure proper accounting in the appropriate period. Specifically, investee audited financial statements are reviewed for unusual events (such as a fire) to assure proper accounting in the appropriate period. Quarterly, where warranted, commencing in the quarter ended September 30, 2007, management will expand the scope of line items tested for reasonableness in comparison to prior year financial statements.

There were no other changes in the Fund's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Securities and Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2007 that affected, or were reasonably likely to affect, the Fund's internal control over financial reporting.

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


DATED:  November 14, 2007     BOSTON FINANCIAL TAX CREDIT FUND VIII,
                              A LIMITED PARTNERSHIP


                              By:   Arch Street VIII Limited Partnership,
                                    its General Partner



                                    /s/Gary Mentesana
                                      Gary Mentesana
                                      President
                                      Arch Street VIII Limited Partnership