Form 10QSB
period 2007-12-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2008-02-14
CIK 911568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 2007
                                 --------------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                          to
                               -----------------------     ------------------

                         Commission file number 0-26522

          Boston Financial Tax Credit Fund VIII, A Limited Partnership
              (Exact name of registrant as specified in its charter)


                   Massachusetts                            04-3205879
-----------------------------------------------    ---------------------------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                 02110-1106
----------------------------------------   -----------------------------------
  (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
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


Indicate by check mark whether the registrant is a shell company
(defined in Rule 12b-2 of the Exchange Act)
                               Yes  No X .

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                        Page No.
------------------------------                                        --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2007                       1

         Statements of Operations (Unaudited) - For the Three and Nine
          Months Ended December 31, 2007 and 2006                            2

         Statement of Changes in Partners' Equity (Unaudited) -
          For the Nine Months Ended December 31, 2007                        3

         Statements of Cash Flows (Unaudited) - For the Nine
           Months Ended December 31, 2007 and 2006                           4

         Notes to the Financial Statements (Unaudited)                       5

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                7

Item 3A(T). Controls and Procedures                                         11

PART II - OTHER INFORMATION

Items 1-6                                                                   12

SIGNATURE                                                                   13

CERTIFICATIONS                                                              14

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP



                                  BALANCE SHEET
                                December 31, 2007
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                         $       497,906
Investments in Local Limited Partnerships (Note 1)                                                      7,211,293
                                                                                                  ---------------
     Total Assets                                                                                 $     7,709,199
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $       666,505
Accrued expenses                                                                                           45,550
                                                                                                  ---------------
     Total Liabilities                                                                                    712,055
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  6,997,144
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $     7,709,199
                                                                                                  ===============





   The accompanying notes are an integral part of these financial statements.

         BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2007 and 2006
                                   (Unaudited)



                                                            Three Months Ended                         Nine Months Ended
                                                     December 31,           December 31,        December 31,          December 31,
                                                         2007                   2006                2007                  2006
                                                   ----------------      ----------------     ----------------      ----------
Revenue
   Investment                                      $          9,237      $          3,365     $         40,336      $        15,259
   Other                                                          -                     -              222,790                    -
                                                   ----------------      ----------------     ----------------      ---------------
       Total Revenue                                          9,237                 3,365              263,126               15,259
                                                   ----------------      ----------------     ----------------      ---------------

Expenses:
   Asset management fees, related party                      63,195                63,444              189,585              186,989
   Provision for valuation allowance on
     advances to Local Limited Partnerships
     (Note 1)                                                     -              (176,323)                   -             (40,000)
   General and administrative
     (includes reimbursement to affiliate
     in the amounts of $52,310 and
     $49,117 for the nine months ended
     December 31, 2007 and 2006,
     respectively)                                           62,027                35,422              171,622              162,821
   Amortization                                               2,556                 3,174                8,904                9,785
                                                   ----------------      ----------------     ----------------      ---------------
       Total Expenses                                       127,778               (74,283)             370,111              319,595
                                                   ----------------      ----------------     ----------------      ---------------

Income (Loss) before equity in income
   (losses) of Local Limited Partnerships                  (118,541)               77,648             (106,985)           (304,336)

Equity in income (losses) of Local Limited
   Partnerships (Note 1)                                    (11,714)              (17,528)             205,122             (20,584)

Gain on sale of investments in Local
   Limited Partnership                                            -               351,997                    -              351,997
                                                   ----------------      ----------------     ----------------      ---------------

Net Income (Loss)                                  $       (130,255)     $        412,117     $         98,137      $        27,077
                                                   ================      ================     ================      ===============

Net Income (Loss) allocated:
   General Partners                                $         (1,303)     $        320,467     $            982      $       316,617
   Limited Partners                                        (128,952)               91,650               97,155            (289,540)
                                                   ----------------      ----------------     ----------------      ---------------
                                                   $       (130,255)     $        412,117     $         98,137      $        27,077
                                                   ================      ================     ================      ===============

Net Income (Loss) Per Limited Partner
   Unit (36,497) Units                             $         (3.53)      $            2.51    $            2.67     $        (7.93)
                                                   ===============       =================    =================     ===============

    The accompanying notes are an integral part of these financial statements.

         BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                   For the Nine Months Ended December 31, 2007
                                   (Unaudited)






                                                               Initial           Investor
                                              General          Limited            Limited
                                             Partners          Partner            Partner            Total

    Balance at March 31, 2007               $    68,990     $       100       $    6,829,917    $    6,899,007

    Net Income                                      982               -               97,155            98,137
                                            -----------     -----------       --------------    --------------

    Balance at December 31, 2007            $    69,972     $       100       $    6,927,072    $    6,997,144
                                            ===========     ===========       ==============    ==============


    The accompanying notes are an integral part of these financial statements.

     BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2007 and 2006
                                   (Unaudited)





                                                                                  2007                 2006
                                                                              -------------          --------

Net cash used for operating activities                                        $    (488,371)      $    (135,279)

Net cash provided by investing activities                                           128,391             672,316
                                                                              -------------        -------------

Net increase (decrease) in cash and cash equivalents                               (359,980)            537,037

Cash and cash equivalents, beginning                                                857,886             346,666
                                                                              -------------        -------------

Cash and cash equivalents, ending                                             $     497,906       $     883,703
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

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2007 and 2006.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2007:

Capital contributions and advances paid to Local Limited Partnerships                               $    26,647,252

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $1,109,485)                                                                   (15,198,977)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,176,794)
                                                                                                     ---------------

Investments in Local Limited Partnerships before adjustments                                              9,271,481

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,003,989

   Cumulative amortization of acquisition fees and expenses                                                (320,109)
                                                                                                     ---------------

Investments in Local Limited Partnerships before valuation allowance                                      9,955,361

Valuation allowance on investments in Local Limited Partnerships                                         (2,744,068)
                                                                                                     ---------------

Investments in Local Limited Partnerships                                                           $     7,211,293
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

The Fund's share of net income of the Local Limited Partnerships for the nine months ended December 31, 2007 is $254,381. For the nine months ended December 31, 2007, the Fund has not recognized $459,503 of equity in losses relating to five Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnership.

2.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of December 31, 2007 or 2006 or net losses for the three months ended either December 31, 2007 or 2006. The following financial information represents the performance of these Local Limited Partnerships for the three months ended September 30, 2007 and 2006:

Beaverdam Creek Associates, a Limited Partnership                                  2007                       2006
-------------------------------------------------                             ---------------               --------
Revenue                                                                       $       307,744           $     261,560
Net Income (Loss)                                                             $        42,953           $     (19,242)

Oak Knoll Renaissance, Limited Partnership
Revenue                                                                       $       468,455           $     501,440
Net Income (Loss)                                                             $       (37,036)          $      61,774

Greenwood Apartments, a Limited Partnership
Revenue                                                                                   N/A           $     242,914
Net Loss                                                                                  N/A           $     (75,626)


          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words like "anticipate," "estimate," "intend," "project," "plan," "expect," "believe," "could," and similar expressions are intended to identify such forward-looking statements. The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Fund believes the forward-looking statements are based on reasonable assumptions and current expectations, the Fund can give no assurance that its expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($7,211,293 at December 31, 2007). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

Liquidity and Capital Resources

At December 31, 2007, the Fund had cash and cash equivalents of $497,906, as compared to $857,886 at March 31, 2007. The decrease is primarily attributable to cash used for operating activities partially offset by cash distributions received from Local Limited Partnerships.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2007, $497,906 has been designated as Reserves.

        BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

To date, professional fees relating to various Property issues totaling approximately $62,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2007, the Fund has advanced approximately $1,208,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund Fund operating deficits, if the General Partner deems funding appropriate.

To date, the Fund has used approximately $57,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2007, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2007.

Results of Operations

Three Month Period

For the three months ended December 31, 2007, the Fund's operations resulted in a net loss of $130,255, as compared to a net income of $412,117 for the three months ended December 31, 2006. The decrease in net income is primarily attributable to a decrease in gain on sale of investments in Local Limited Partnerships, a decrease in recovery of provision for valuation of advances to Local Limited Partnerships, and a decrease in other income. The decrease in gain on sale of investments in Local Limited Partnerships is due to the sale of investments in one Local Limited Partnership during 2006. The decrease in recovery of provision for valuation of advances to Local Limited Partnerships resulted from the reimbursement of advances in 2006 made to Local Limited Partnerships in previous years. The decrease in other income is due to a decrease in distributions from Local Limited Partnerships with carrying values of zero.

Nine Month Period

For the nine months ended December 31, 2007, the Fund's operations resulted in a net income of $98,137, as compared to a net income of $27,077 for the nine months ended December 31, 2006. The increase in net income is primarily attributable to a change in equity in losses in Local Limited Partnerships and an increase in other income partially offset by a decrease in gain on sale of investments in Local Limited Partnerships and a decrease in recovery of provision for valuation of advances to Local Limited Partnerships. The change in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships with carrying values of zero. The increase in other income is due to an increase in distributions from Local Limited Partnerships that were sold in prior years. The decrease in gain on sale of investments in Local Limited Partnerships is due to the sale of investments in one Local Limited Partnership during 2006. The decrease in recovery of provision for valuation of advances to Local Limited Partnerships resulted from the reimbursement of advances in 2006 made to Local Limited Partnerships in previous years.

        BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update

The Fund is a Massachusetts limited partnership organized to invest in Local Limited Partnerships which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund's objectives are to:
(i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; (ii) provide limited cash distributions from the operations of apartment complexes; and (iii) preserve and protect the Fund's capital. Arch Street VIII Limited Partnership
"Arch Street L.P."), a Massachusetts limited partnership consisting of Arch Street VIII, Inc., a Massachusetts corporation ("Arch Street, Inc.") as the sole general partner and MMA as the sole limited partner, is the sole General Partner of the Fund. Arch Street L.P. and Arch Street, Inc. are affiliates of MMA. The fiscal year of the Fund ends on March 31.

As of December 31, 2007, the Fund's investment portfolio consists of limited partnership interests in nine Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,429 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between December 31, 2008 through December 31, 2009, the Compliance Period of the nine Properties in which the Fund has an interest will expire. It is unlikely that the General Partner will be able to dispose of the Fund's Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved. The General Partner has negotiated an agreement that will ultimately allow the Fund to dispose of its interest in one Local Limited Partnership. The Fund has not disposed of any Local Limited Partnership interests during the nine months ended December 31, 2007.

The Fund is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

Property Discussions

A majority of the Properties in which the Fund has an interest had stabilized operations and operated above break-even at September 30, 2007. A few Properties have generated cash flow deficits in prior periods that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, a few Properties have previously experienced operating difficulties that could either: (i) have an adverse impact on the Fund's liquidity; (ii) result in their foreclosure; or (iii) result in the General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period, in the event below breakeven operations recur. Also, the General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

The Managing General Partner anticipates that the Fund's interest in the Local Limited Partnership that owns Spring Wood Apartments, located in Tallahassee, Florida, will be terminated upon the expected sale of the Property in mid 2008. Under the current terms, this sale is expected to result in net proceeds to the Fund of approximately $1,500,000, or $41.43 per Unit. This sale would result in 2008 taxable income projected to also be approximately $1,500,000, or $41.43 per Unit.

              BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                             CONTROLS AND PROCEDURES



Item 3A(T).  Controls and Procedures.

As of the end of the period covered by this report, with the participation of the Fund's management, the Fund's principal executive officer and principal financial officer conducted an evaluation of the Fund's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange
Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended December 31, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

       BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits

              Exhibits

                  31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                  32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2008     BOSTON FINANCIAL TAX CREDIT FUND VIII,
                              A LIMITED PARTNERSHIP


                              By:   Arch Street VIII Limited Partnership,
                                    its General Partner



                                    /s/Gary Mentesana
                                    Gary Mentesana
                                    President
                                    Arch Street VIII Limited Partnership