Form 10KSB
period 2008-03-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2008-07-01
CIK 911568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    March 31, 2008
                         ------------------------------------------------

                                                         OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from      to
                                     --------------

                         Commission file number 0-26522

             Boston Financial Tax Credit Fund VIII, A Limited Partnership

           (Exact name of registrant as specified in its charter)

                  Massachusetts                 04-3205879
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
       incorporation or organization)

   101 Arch Street, Boston, Massachusetts                 02110-1106
------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code      (617) 439-3911
                                                       ---------- -------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

                                     Yes  No X .

State issuer's revenues for its most recent fiscal year:  $237,364.

State the aggregate sales price of Fund units held by nonaffiliates of the registrant: $36,497,000 as of March 31, 2008.



                                          Part of Report on Form 10-KSB into
Documents incorporated by refe              Which the Document is Incorporated


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

     "Estimated Use of Proceeds"                    Part III, Item 12

     "Management Compensation and Fees"             Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
        Credits and Cash Distributions"             Part III, Item 12

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2008


                                TABLE OF CONTENTS


                                                                     Page No.

PART I

     Item 1       Business                                               K-4
     Item 2       Properties                                             K-6
     Item 3       Legal Proceedings                                      K-9
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                       K-9

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                        K-9
     Item 6       Management's Discussion and Analysis of

                  Financial Condition and Results of Operations          K-9
     Item 7       Financial Statements and Supplementary Data            K-13
     Item 8       Changes in and Disagreements with Accountants

                  on Accounting and Financial Disclosure                 K-13
     Item 8A      Controls and Procedures                                K-13
     Item 8B      Other Information                                      K-13

PART III

     Item 9       Directors and Executive Officers

                  of the Registrant                                      K-14
     Item 10      Management Remuneration                                K-14
     Item 11      Security Ownership of Certain Beneficial

                  Owners and Management                                  K-15
     Item 12      Certain Relationships and Related Transactions         K-15
     Item 13      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                    K-17
     Item 14.     Principal Accountant Fees and Services                 K-17

SIGNATURES                                                               K-18
----------


CERTIFICATIONS                                                           K-21
--------------

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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2008, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specific percentage of total capital contributions in Local Limited Partnerships. Pike Place, A Limited Partnership and West End Place, A Limited Partnership, representing 14.85%, have Lindsey Management Company as a Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports which are herein incorporated by reference.

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


                                                        Capital Contributions         Mtge. loans                    Occupancy
Local Limited Partnership        Number        Total Committed     Paid Through       payable at                        at
Property Name                     of              at March 31,       March 31,        December 31,      Type of      March 31,
Property Location              Apt. Units            2008             2008               2007          Subsidy*         2008
----------------------------------    -------------- ------------------  -----------------        ---------------   ---------------


Webster Court Apartments
   a Limited Partnership
Webster Court Apartments
Kent, WA                            92                 2,318,078          2,318,078          2,485,103      None           98%

Springwood Apartments
   a Limited Partnership (1)
Springwood Apartments
Tallahassee, FL                     113                2,499,202          2,499,202          3,380,902      None            96%

Meadow Wood Associates
   of Pella, a Limited Partnership
Meadow Wood of Pella
Pella, IA                            30                  893,808            893,808            879,869      Section 8        80%


RMH Associates, a Limited
   Partnership (1)
Hemlock Ridge
Livingston Manor, NY                100                 1,697,298         1,697,298           1,258,511     Section 8        95%


Pike Place, a Limited
   Partnership (1)
Pike Place
Fort Smith, AR                      144                 1,915,328         1,915,328           2,714,956      None            95%


                                                      Capital Contributions              Mtge. Loans                Occupancy
Local Limited Partnership            Number        Total Committed    Paid Through        payable at                   At
Property Name                        of              at March 31,      March 31,        December 31,     Type of      March 31,
Property Location                   Apt. Units          2008             2008               2007         Subsidy*      2008
------------------------------------------------  ----------------------------------- ------------------------------------------

West End Place, a Limited
   Partnership (1)
West End Place
Springdale, AR                    120             1,843,010           1,843,010           2,395,693         None           85%

Oak Knoll Renaissance, a
   Limited Partnership
Oak Knoll Renaissance
Gary, IN                          256             4,922,412           4,922,412          3,961,892          Section 8      93%


Beaverdam Creek Associates,
   a Limited Partnership (2)
Beaverdam Creek
Mechanicsville, VA                120             3,629,140           3,629,140           4,114,303         None           99%

Schickedanz Brothers Palm
   Beach Limited
Live Oaks Plantation
West Palm Beach, FL               218             5,587,953           5,587,953           5,642,423         None           83%
                                ------          -------------       ------------       ------------
                                 1,193           $25,306,229        $25,306,229          $26,833,652
                                ======          ===========      ===============      ==============

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

As of March 31, 2008, there were 1,166 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. For the years ended March 31, 2008 and 2007, no cash distributions were made.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------------------------

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

As of March 31, 2008, the Fund's investment portfolio consists of limited partnership interests in nine Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,429 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between December 31, 2008 and December 31, 2009, the Compliance Period of the nine Properties in which the Fund has an interest will expire. It is unlikely that the General Partner will be able to dispose of the Fund's Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved. The General Partner has negotiated an agreement that will ultimately allow the Fund to dispose of its interest in one Local Limited Partnership. The Fund has not disposed of any Local Limited Partnership interests during the twelve months ended March 31, 2008.

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:


The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($5,935,354 at March 31, 2008). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

The Fund has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Fund's financial statements. The tax benefits for each Local Limited Partnership consist of future tax losses, tax credits and residual receipts at disposition. Included in the residual receipts calculation is current net operating income capitalized at the regional rate specific to each Local Limited Partnership. During the year ended March 31, 2008, the Fund concluded that four of the Local Limited Partnerships had experienced other-than-temporary declines in their carrying values and impairment losses were recorded for Beaverdam Creek Associates, a Limited Partnership for $421,000, Pike Place, a Limited Partnership for $63,000, West End Place, a Limited Partnership for $44,000, and Oak Knoll Renaissance, a Limited Partnership for $589,000. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Fund may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

Liquidity and Capital Resources

At March 31, 2008, the Fund had cash and cash equivalents of $469,376, as compared to $857,886 at March 31, 2007. The decrease is primarily attributable to cash used for operating activities partially offset by cash distributions received from Local Limited Partnerships.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2008, $469,376 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $64,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2008, the Fund has advanced approximately $1,208,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate. To date, the Fund has used approximately $83,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2008, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the two years ended March 31, 2008. It is expected that cash available for distribution will not be significant in fiscal year 2008. Based on results of 2007 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs. In addition, some of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations


For the year ended March 31, 2008, the Fund's operations resulted in a net loss of $1,300,618, as compared to a net income of $223,092 for the year ended March 31, 2007. The decrease in net income is primarily attributable to an increase in impairment on investments in Local Limited Partnerships, a decrease in gain on sale of investments in Local Limited Partnerships, and a decrease in equity in income of Local Limited Partnerships partially offset by an increase in other income. Impairment on investments in Local Limited Partnerships increased due to the Fund recording a valuation allowance on its investments in certain Local Limited Partnerships. The decrease in gain on sale of investments in Local Limited Partnerships is due to the sale of one Local Limited Partnership made in the prior year. The change in equity in income in Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. The increase in other income is due to an increase in distributions from Local Limited Partnerships that were sold in prior years.


Low-Income Housing Tax Credits

The Tax Credits per Limited Partner stabilized in 1997. The credits have ended as all Properties have reached the end of the ten year credit period.

Property Discussions

Four of the Properties in which the Fund has an interest had stabilized operations and operated above break-even at December 31, 2007. Five Properties have generated cash flow deficits in prior periods that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, a few Properties have previously experienced operating difficulties that could either: (i) have an adverse impact on the Fund's liquidity; (ii) result in their foreclosure; or (iii) result in the General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period, in the event below breakeven operations recur. Also, the General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, the Managing General Partner anticipated the Fund's interest in the Local Limited Partnership that owns Spring Wood Apartments, located in Tallahassee, Florida, would be terminated upon the sale of the Property in mid 2008. The Managing General Partner presently estimates a third quarter 2008 disposition that will result in net sales proceeds to the Fund of approximately $1,600,000, or $44.20 per Unit. The Managing General Partner estimates this sale will result in 2008 taxable income projected to be approximately $1,480,000, or $40.89, per Unit. This sale will occur prior to the expiration of the Property's compliance period, requiring the Fund to post a surety bond to mitigate the potential risk of recapture. The buyer will also be required to maintain the Property's tax credit compliance through December 31, 2009, the expiration of the Property's compliance period

As previously reported, in 2004 the Local General Partner of Beaverdam Creek located in Mechanicsville, Virginia, requested approval for a refinancing on the Property's first mortgage. As part of the agreement to provide the General Partner's approval of the refinancing, a put agreement was entered into whereby the Fund has the right to transfer its interest in the Local Limited Partnership for a nominal price at any time after December 31, 2009, the end of the Property's Compliance Period. As a result of the refinancing, which closed on May 4, 2005, the Fund received Sale or Refinancing Proceeds, as defined in the Local Limited Partnership Agreement, of $890,727. The General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves.

As previously reported, turnover at Green Wood Apartments, located in Gallatin, Tennessee, as a result of few employment opportunities in the immediate area, was the main cause for below breakeven operations at the Property. Rental concessions, provided in an effort to alleviate the turnover issue, had proven successful, at least in the short term, as rental revenue increased to a level sufficient to result in above breakeven operations at June 30, 2006. Occupancy averaged 92% throughout the six-month period ending June 30, 2006 while debt service coverage and working capital were at acceptable levels as of June 30, 2006. As a result of a prior agreement, Green Wood Apartments was sold on November 30, 2006. This sale resulted in net proceeds to the Fund of $528,320 or $14.60 per Unit and resulted in 2006 taxable income of $459,116, or $12.68 per Unit. For financial reporting purposes, $176,323 represented repayment of prior advances made to the Local Limited Partnership and $351,997 represents gain on sale. Upon a reconciliation of cash balances after disposition, the Fund received additional proceeds of $194,970, or $5.38 per Unit, in September 2007. As a result of these additional proceeds, the Fund incurred taxable income equivalent to the additional proceeds. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Fund no longer has an interest in this Local Limited Partnership.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2008 and 2007.

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure



None.

Item 8A.  Controls and Procedures


Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2008, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an assessment of the effectiveness of our internal control over financial reporting. This assessment was based upon the criteria for effective internal control over financial reporting established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Fund's internal control over financial reporting involves a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes the controls themselves, as well as monitoring of the controls and internal auditing practices and actions to correct deficiencies identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of the Fund's internal control over financial reporting as of March 31, 2008. Based on this assessment, management concluded that, as of March 31, 2008, the Fund's internal control over financial reporting was effective.

Item 8B.  Other Information

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

Name                                             Position

Greg Judge                                       Executive Vice President
Michael H. Gladstone                             Principal, Member

The General Partner provides day-to-day management of the Fund. Compensation is discussed in Item 10 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Greg Judge, age 43, Executive Vice President, Head of the Affordable Housing Group of MMA Financial since February 2008. As head of the Company's Affordable Housing Group, Mr. Judge is responsible for both the affordable tax exempt and taxable lending and equity businesses. Prior to his appointment as EVP, Mr. Judge was responsible for tax credit equity investments and underwriting of equity and debt investments for the Affordable Housing Group. Mr. Judge joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1989 as an asset manager. Mr. Judge is a frequent speaker on affordable housing and tax credit industry issues. Mr. Judge is a graduate of Colorado College (BA) and Boston University (MBA).

Michael H. Gladstone, age 51, Senior Vice President. Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University and Cornell University on affordable housing matters and is a member of the Cornell Real Estate Council and the Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2008, the following entities are the only entities known to the Fund to be the beneficial owners of more than 5% of the Units outstanding:

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

Item 12.  Certain Relationships and Related Transactions

The Fund is required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates (including MMA) in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates (including MMA) in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partner is entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partner will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the years ended March 31, 2008 and 2007 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the Fees paid and expense reimbursements made in the two years ended March 31, 2008 is as follows:

Organizational Fees and Expenses and Selling Expenses

In accordance with the Partnership Agreement, the Fund was required to pay certain fees to and reimburse expenses of the General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $4,664,369 have been charged directly to Limited Partners' equity. In connection therewith, $2,828,918 of selling expenses and $1,835,451 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the General Partner. The Fund was also required to pay a non-accountable expense allowance for marketing expense equal to a maximum of 1% of Gross Proceeds. The Fund has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partner. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. There were no organizational fees and expenses paid for the two years ended March 31, 2008.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Fund was required to pay acquisition fees to and reimburse acquisition expenses of the General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 6% of the Gross Proceeds.

Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of the Gross Proceeds. Acquisition fees totaling $2,189,820 for the closing of the Fund's Local Limited Partnership investments were paid to an affiliate of the General Partner. Acquisition expenses totaling $335,196 were reimbursed to an affiliate of the General Partner. There were no acquisition fees and expenses paid for the two years ended March 31, 2008.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the General Partner currently receives 0.50% (annually adjusted by the CPI factor) of Gross Proceeds annually as an Asset Management Fee for administering the affairs of the Fund. Asset Management Fees earned in each of the two years ended March 31, 2008 and 2007 are as follows:

                                                     2008              2007
                                                --------------     ----------

Asset management fees                            $   255,371       $   250,184

Salaries and Benefits Expense Reimbursement

An affiliate of the General Partner is reimbursed for the cost of certain salaries and benefits expenses which are incurred by an affiliate of the General Partner on behalf of the Fund. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in each of the two years ended March 31, 2008 and 2007 are as follows:

                                               2008                  2007
                                           --------------        ----------

Salaries and benefits expense
reimbursements                            $    77,130             $  65,232

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partner of the Fund, Arch Street VIII Limited Partnership receives 1% of cash distributions paid to partners. As of March 31, 2008, the Fund has not paid any cash distributions to partners.

Additional information concerning cash distributions and other fees paid or payable to the General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates during each of the two years ended March 31, 2008 and 2007 is presented in Note 4 to the Financial Statements.

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

Item 14.   Principal Accountant Fees and Services

The Fund paid or accrued fees for services rendered by the principal accountants for the two years ended March 31, 2008 and 2007 as follows:

                                                   2008                2007
                                              --------------       ----------

Audit fees                                     $  69,100            $  55,522
Tax fees                                       $   2,500            $   2,400

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2008 and 2007.

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

      BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

      By:   Arch Street VIII Limited Partnership
            its General Partner


      By:  /s/Greg Judge                            Date:       June 30, 2008
           ----------------------------------                   ------------

           Greg Judge
           President
           Arch Street VIII Limited Partnership

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:


      By:  /s/Greg Judge                           Date:       June 30, 2008
           ----------------------------------                  -------------

           Greg Judge
           President
           Arch Street VIII Limited Partnership



     By:   /s/Michael H. Gladstone                      Date:   June 30, 2008
           -----------------------------                      -------------

           Michael H. Gladstone
           Vice President
           Arch Street VIII Limited Partnership

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2008
                                      INDEX


                                                                               Page No.
     Report of Independent Registered Public Accounting Firm
         for the years ended March 31, 2008                                      F-2

     Report of Independent Registered Public Accounting Firm
         for the years ended March 31, 2007                                      F-3

     Financial Statements

       Balance Sheet - March 31, 2008                                            F-4

       Statements of Operations - For the years ended
         March 31, 2008 and 2007                                                 F-5

       Statements of Changes in Partners' Equity -
         For the years ended March 31, 2008 and 2007                             F-6

       Statements of Cash Flows - For the years ended
         March 31, 2008 and 2007                                                 F-7

       Notes to the Financial Statements                                         F-8

             Report of Independent Registered Public Accounting Firm



To the Partners of Boston Financial Tax Credit Fund VIII, A Limited Partnership

We have audited the accompanying balance sheet of Boston Financial Tax Credit Fund VIII, A Limited Partnership as of March 31, 2008, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of one operating limited partnership as of and for the year ended March 31, 2008 in which the Partnership owns a limited partnership interest. The investment in such partnership is stated at $0 at March 31, 2008 and the Partnership's equity in loss in this operating limited partnership is stated at $592,708 for the year then ended. The financial statements of this operating limited partnership was audited by another auditor whose report has been furnished to use, and our opinion, insofar as it relates to information relating to this operating limited partnership, is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VIII, A Limited Partnership as of March 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Group, P.C.

Vienna, Virginia
June 30, 2008

   Report of Independent Registered Public Accounting Firm


To the Partners of Boston Financial Tax Credit Fund VIII, A Limited Partnership


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VIII, A Limited Partnership ("the Partnership") at March 31, 2007, and the results of its operations and its cash flows for the year ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers, LLP


Boston, Massachusetts
June 22, 2007

                             Favors Rettig, CPA's, P.S.
                       1901 -- 65th Avenue West, Suite 100
                               P.O. Box 65710
                           Fircrest, Washington 98464
                        (253)564-4993 Fax: (253)564.2508

Michael J. Favors, CPA                     Kerry Karam-Johnson, CPA
G. Matthew Rettig, CPA                     April Ann Bcrgren, CPA



                          INDEPENDENT AUDITOR'S REPORT


    To the Partners
    Schickedanz Bros - Palm Beach LTD.


   In our opinion, the accompanying balance sheet and the related statement of operations, changes in partners' equity and cash flows present fairly, in all material aspects, the financial position of Schickedanz Bros - Palm Beach LTD. as of December 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included on pages 11 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


   Fircrest, Washington
    April 4, 2008

                        BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                                   LIMITED PARTNERSHIP



                                  BALANCE SHEET
                                 March 31, 2008




         Assets

Cash and cash equivalents                                                                         $       469,376
Investment in Local Limited Partnerships (Note 3)                                                       5,935,354
                                                                                                  ---------------
   Total Assets                                                                                   $     6,404,730
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliates (Note 4)                                                                        $       759,807
Accrued expenses                                                                                           46,534
                                                                                                  ---------------
   Total Liabilities                                                                                      806,341

General, Initial and Investor Limited Partners' Equity                                                  5,598,389
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     6,404,730
                                                                                                  ===============



    The accompanying notes are an integral part of these financial statements.

                            BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                                   LIMITED PARTNERSHIP

                                  STATEMENTS OF OPERATIONS
                          For the Years Ended March 31, 2008 and 2007


                                                                                 2008                     2007
                                                                           ----------------             ----------
         Revenue:
   Investment                                                              $         42,574        $         16,247
   Other                                                                            194,790                       -
                                                                           ----------------        ----------------
     Total Revenue                                                                  237,364                  16,247
                                                                           ----------------        ----------------

Expense:
   Asset management fees, affiliate (Note 4)                                        255,371                 250,184
   Provision for (recovery of) valuation allowance on
     advances to Local Limited Partnerships (Note 3)                                      -                 (40,000)
   Impairment on investments in Local
     Limited Partnerships (Note 3)                                                1,117,000                       -
   General and administrative (includes reimbursements
     to an affiliate in the amount of $77,130 and
     $65,232 in 2008 and 2007, respectively) (Note 4)                               202,889                 212,404
   Amortization                                                                      11,871                 12,957

     Total Expense                                                                1,587,131                 435,545
                                                                           ----------------        ----------------

Loss before equity in income of Local Limited Partnerships
   and gain on sale of investments in Local Limited Partnerships                 (1,349,767)               (419,298)

Equity in income of Local Limited Partnerships (Note 3)                              49,149                 290,393

Gain on sale of investments in Local Limited Partnerships (Note 3)                        -                 351,997
                                                                           ----------------        ----------------

Net Income (Loss)                                                          $     (1,300,618)       $        223,092
                                                                           ================        ================

Net Income (Loss) allocated:
   General Partners                                                        $        (13,006)       $        318,577
   Limited Partners                                                              (1,287,612)                (95,485)
                                                                           ----------------        ----------------
                                                                           $     (1,300,618)       $        223,092
                                                                           ================        ================
Net Loss per Limited Partner Unit
   (36,497 Units)                                                          $         (35.28)       $          (2.62)
                                                                           ================        ================


    The accompanying notes are an integral part of these financial statements.

                              BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                                   LIMITED PARTNERSHIP


                            STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                           For the Years Ended March 31, 2008 and 2007




                                                                                                             Net
                                                                     Initial           Investor          Unrealized
                                                  General            Limited            Limited             Gains
                                                 Partners           Partners           Partners           (Losses)        Total

Balance at March 31, 2006                     $    (249,587)    $      100         $    6,925,402     $   (1,079)    $  6,674,836
                                              -------------     --------------     --------------     -------------   ------------

Comprehensive Income (Loss):
  Change in net unrealized
      losses on investment securities
       available for sale                                  -                  -                  -             1,079         1,079
  Net Income (Loss)                                  318,577                  -            (95,485)                -       223,092
                                               -------------     --------------     --------------     -------------   ------------
Comprehensive Income (Loss)                          318,577                  -            (95,485)            1,079       224,171
                                               -------------     --------------     --------------     -------------   -----------

Balance at March 31, 2007                             68,990                100          6,829,917                 -     6,899,007
                                               -------------     --------------     --------------     -------------  ------------

Net Loss                                             (13,006)                 -         (1,287,612)                -   (1,300,618)
                                               -------------     --------------     --------------     ------------- ------------

Balance at March 31, 2008                      $      55,984     $          100     $    5,542,305     $           -  $  5,598,389
                                               =============     ==============     ==============     =============  ============



    The accompanying notes are an integral part of these financial statements.

                              BOSTON FINANCIAL TAX CREDIT FUND VIII, A
                                   LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2008 and 2007


                                                                                 2008                         2007
                                                                           ----------------               ----------
Cash flows from operating activities:
   Net Income (Loss)                                                       $     (1,300,618)       $        223,092
   Adjustments to reconcile net income (loss) to net
     cash used for operating activities:
     Equity in income of Local Limited Partnerships                                 (49,149)               (290,393)
     Gain on sale of investments in Local Limited Partnerships                            -                (351,997)
     Recovery of prior years' provision for valuation allowance on
       advances to Local Limited Partnerships                                             -                 (40,000)
     Impairment on investments in Local
       Limited Partnerships                                                       1,117,000                       -
     Amortization                                                                    11,871                  12,957
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Other assets                                                                       -                   1,794
       Due to affiliates                                                           (319,499)                324,337
       Accrued expenses                                                              23,495                 (31,965)
                                                                           ----------------        ----------------
Net cash used for operating activities                                             (516,900)               (152,175)
                                                                           ----------------        ----------------

Cash flows from investing activities:
   Proceeds from maturities of investment securities                                      -                 150,000
   Advances to Local Limited Partnerships                                                 -                (136,323)
   Reimbursement of advances to Local Limited Partnerships                                -                 176,323
   Cash distributions received from Local
     Limited Partnerships                                                           128,390                  121,398
   Proceeds received from sale of investments in Local
     Limited Partnerships                                                                -                   351,997
                                                                            --------------         ----------------
Net cash provided by investing activities                                           128,390                 663,395
                                                                           ----------------        ----------------

Net increase (decrease) in cash and cash equivalents                               (388,510)                511,220

Cash and cash equivalents, beginning                                                857,886                 346,666
                                                                               -------------        ---------------

Cash and cash equivalents, ending                                          $        469,376        $        857,886
                                                                           ================        ================


   The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund's objectives are to:(i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; (ii) provide limited cash distributions from the operations of apartment complexes; and (iii) preserve and protect the Fund's capital. Arch Street VIII Limited Partnership ("Arch Street L.P."), a Massachusetts limited partnership consisting of Arch Street VIII, Inc., a Massachusetts corporation ("Arch Street, Inc.")
 as the sole general partner and MMA Financial, Inc. ("MMA") as the sole limited partner, is the sole General Partner of the Fund. Arch Street L.P. and Arch Street, Inc. are affiliates of MMA. The fiscal year of the Fund ends on March 31.

The Partnership Agreement authorizes the sale of up to 200,000 units of limited partnership interest ("Units") at $1,000 per Unit in series. The first series offered 50,000 Units. On July 29, 1994, the Fund held its final investor closing. In total, the Fund received $36,497,000 of capital contributions from investors admitted as Limited Partners, for a total of 36,497 Units.

Under the terms of the Partnership Agreement, the Fund originally designated 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 2008, the General Partner has designated $469,376 as such Reserves.

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

                  BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($5,935,354 at March 31, 2008). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

The General Partners have decided to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2007 and 2006 and for the years then ended.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Fund adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

Effect of New Accounting Principles

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position ("FSP") 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Fund will adopt SFAS No. 157 effective April 1, 2008. The adoption of this standard is not expected to have a material impact on the Fund's financial position, operations or cash flow.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Fund will adopt SFAS No. 159 effective April 1, 2008. The adoption of this standard is not expected to have a material impact on the Fund's financial position, operations or cash flow.

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

The following is a summary of investments in Local Limited Partnerships at March
31, 2008:

Capital contributions and advances paid to Local Limited Partnerships                               $    26,647,252

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $1,622,665)                                                                   (15,354,950)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,176,793)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              9,115,509

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,003,989

   Cumulative amortization of acquisition fees and expenses                                                (323,076)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      9,796,422

Valuation allowance on investments in Local Limited Partnerships                                         (3,861,068)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     5,935,354
                                                                                                    ===============

The Fund has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2007 and 2006 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                   2007                2006
                                                                             ----------------    ----------
Assets:
   Investment property, net                                                  $     39,501,283    $     41,260,491
   Other assets                                                                     4,087,444           3,696,944
                                                                             ----------------    ----------------
     Total Assets                                                            $     43,588,727    $     44,957,435
                                                                             ================    ================

Liabilities and Partners' Equity:
   Mortgage notes payable                                                    $     26,833,652    $     27,728,741
   Other liabilities                                                               10,916,144          10,120,091
                                                                             ----------------    ----------------
     Total Liabilities                                                             37,749,796          37,848,832
                                                                             ----------------    ----------------

Fund's Equity                                                                       7,738,338           8,790,264
Other partners' deficiency                                                         (1,899,407)         (1,681,661)
                                                                             ----------------    ----------------
     Total Partners' Equity                                                         5,838,931           7,108,603
                                                                             ----------------    ----------------
     Total Liabilities and Partners' Equity                                  $     43,588,727    $     44,957,435
                                                                             ================    ================

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

3. Investments in Local Limited Partnerships (continued)

Summarized Statements of Operations - for the year ended December 31,

                                                                                   2007                2006
                                                                             ----------------    ----------

Rental and other income                                                      $      8,680,198    $      9,080,569

Expenses:
   Operating                                                                        5,507,941           4,769,078
   Interest                                                                         2,201,528           2,381,169
   Depreciation and amortization                                                    1,998,169           1,984,553
                                                                             ----------------    ----------------
     Total Expenses                                                                 9,707,638           9,134,800
                                                                             ----------------    ----------------

Net Loss                                                                     $     (1,027,440)   $        (54,231)
                                                                             ================    ================

Fund's share of net loss (includes adjustment from previous year)            $       (923,534)   $         (3,664)
                                                                             ================    ================
Other partners' share of net loss                                            $       (103,841)   $        (50,567)
                                                                             ================    ================

For the years ended March 31, 2008 and 2007, the Fund has not recognized $972,683 and $418,074, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.

The Fund's equity as reflected by the Local Limited Partnerships of $7,738,338 differs from the Fund's investments in Local Limited Partnerships before adjustments of $9,115,509 primarily due to cumulative unrecognized losses as described above and differences in the accounting treatment of miscellaneous items.

4.   Transactions with Affiliates

An affiliate of the General Partner receives a base amount of 0.50% (annually adjusted by the CPI factor) of the Gross Proceeds as the annual Asset Management Fee for administering the affairs of the Fund. Included in the Statements of Operations are Asset Management Fees of $255,371 and $250,184 for the years ended March 31, 2008 and 2007, respectively. During the years ended March 31, 2008 and 2007, $680,000 and $0, respectively, were paid out of available cash flow for Asset Management Fees. As of March 31, 2008, $290,109 is payable for Asset Management Fees.

An affiliate of the General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2008 and 2007 is $77,130 and $65,232, respectively that the Fund incurred for these expenses. During the years ended March 31, 2008 and 2007, no salaries and benefits were paid to the affiliate of the General Partner. As of March 31, 2008, $432,778 is payable to an affiliate of the General Partner.


An affiliate of the General Partner is reimbursed for the actual cost of the Fund's operating expenses, which includes a reimbursement for salaries and benefits. As of March 31, 2008, $36,920 is reimbursable to the affiliate.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

5.   Federal Income Taxes

The following schedule reconciles the reported financial statement net income
(loss) for the fiscal years ended March 31, 2008 and 2007 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2007 and 2006:

                                                                                    2008                  2007
                                                                               --------------         --------

Net Income (Loss) per financial statements                                     $   (1,300,618)      $      223,092

Equity in losses of Local Limited Partnerships for tax purposes in
   excess of equity in losses for financial reporting purposes                       (154,560)            (564,087)

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                  (972,683)            (418,074)

Adjustment to reflect March 31 fiscal year end to
   December 31 taxable year end                                                        11,025               (7,643)

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                   (24,638)             (25,153)

Recovery of prior years' provision for valuation allowance on advances
   to Local Limited Partnerships not reportable for tax purposes                            -              (40,000)

Impairment investments in Local
   Limited Partnerships not deductible for tax purposes                             1,117,000                    -

Gain on sale of investments in Local Limited Partnership for financial
   reporting purposes in excess of gain on sale for tax purposes                            -              (25,025)
                                                                               --------------       --------------

Net Loss per tax return                                                        $   (1,324,474)      $     (856,890)
                                                                               ==============       ==============

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2008 and December 31, 2007, respectively are as follows:


                                                                 Financial
                                                                Reporting            Tax
                                                                Purposes          Purposes           Differences

Investments in Local Limited Partnerships                   $    5,935,354     $    5,238,657      $      696,697
                                                            ==============     ==============      ==============
Other assets                                                $      469,376     $    5,162,274      $   (4,692,898)
                                                            ==============     ==============      ==============
Liabilities                                                 $      806,341     $      712,055      $       94,286
                                                            ==============     ==============      ==============

The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $4,426,000 more than for financial reporting purposes, including approximately $1,623,000 of losses the Fund has not recognized relating to five Local Limited Partnerships whose cumulative equity in losses exceeded the total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $132,000; (iii) the Fund has provided an impairment allowance of approximately $3,569,000 against its investments in Local Limited Partnerships for financial reporting purposes; and (iv) organizational and offering costs of approximately $4,664,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

                BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

6.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of March 31, 2008 or 2007 or net losses for the years ended either March 31, 2008 or 2007. The following financial information represents the performance of these Local Limited Partnerships for the years ended December 31, 2007 and 2006:

Beaverdam Creek Associates, a Limited Partnership                                  2007                        2006
-------------------------------------------------                             ---------------              -----------
Total Assets                                                                  $     5,467,085         $     5,592,630
Total Liabilities                                                             $     4,213,653         $     4,271,677
Revenue                                                                       $     1,129,166         $     1,074,589
Net Income                                                                    $        48,471         $        12,243

Oak Knoll Renaissance, Limited Partnership
Total Assets                                                                  $     8,029,600         $     7,972,260
Total Liabilities                                                             $     4,672,870         $     4,681,847
Revenue                                                                       $     1,970,253         $     2,234,626
Net Income                                                                    $       185,462         $       557,448

Pike Place, A Limited Partnership
Total Assets                                                                  $     3,459,348           $   3,643,457
Total Liabilities                                                             $     2,966,102           $   3,045,798
Revenue                                                                       $       647,561           $     656,655
Net Loss                                                                      $      (104,413)          $     (78,131)

Springwood Apartments, A Limited Partnership
Total Assets                                                                  $     3,630,006           $   3,835,755
Total Liabilities                                                             $     3,616,811           $   3,595,110
Revenue                                                                       $       994,804           $     982,046
Net Loss                                                                      $      (171,071)          $    (154,310)

West End Place, A Limited Partnership
Total Assets                                                                  $     2,893,715           $   3,044,571
Total Liabilities                                                             $     2,467,320           $   2,565,030
Revenue                                                                       $       561,020           $     573,284
Net Loss                                                                      $       (62,146)          $     (70,175)
