Form 10-Q
period 2008-06-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2008-08-14
CIK 911568

[PG NUMBER]


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           June 30, 2008
                                       ---------------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from                     to
                               ------------------------------------------

                         Commission file number 0-26522

     Boston Financial Tax Credit Fund VIII, A Limited Partnership
             (Exact name of registrant as specified in its charter)


           Massachusetts                             04-3205879
-----------------------------------       ----------------------------------
(State or other jurisdiction of           (I.R.S.EmployerIdentification No.)
 incorporation or organization)


   101 Arch Street, Boston, Massachusetts                 02110-1106
---------------------------------------------      ------------------------ -
  (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code     (617) 439-3911
                                                -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes _X__ No ____.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___                     Accelerated Filer  ___
 Non-accelerated filer   ___ (Do not check if    Smaller reporting company_X__
 a smaller reporting company)

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

                               Yes_____ No _X__ .

        BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                          TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                              Page No.
                                                                                           -----------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2008                                               1

         Statements of Operations (Unaudited) - For the Three
            Months Ended June 30, 2008 and 2007                                                  2

         Statement of Changes in Partners' Equity (Unaudited) -
            For the Three Months Ended June 30, 2008                                             3

         Statements of Cash Flows (Unaudited) - For the Three
            Months Ended June 30, 2008 and 2007                                                  4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                  8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             12

Item 4.  Controls and Procedures                                                                12

PART II - OTHER INFORMATION

Items 1-6                                                                                       13

SIGNATURE                                                                                       14

CERTIFICATIONS                                                                                  15



              BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP
                              BALANCE SHEET
                             June 30, 2008
                              (Unaudited)




Assets

Cash and cash equivalents                                                                         $       376,803
Investments in Local Limited Partnerships (Note 1)                                                      5,845,898
                                                                                                  ---------------
     Total Assets                                                                                 $     6,222,701
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $       656,384
Accrued expenses                                                                                           58,995
                                                                                                  ---------------
     Total Liabilities                                                                                    715,379

General, Initial and Investor Limited Partners' Equity                                                  5,507,322
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $     6,222,701
                                                                                                  ===============
  The accompanying notes are an integral part of these financial statements.


         BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                          STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)



                                                                                 2008                     2007
                                                                           ----------------         --------------
Revenue:
   Investment                                                              $          1,596        $            935
                                                                           -----------------       ----------------

Expense:
   Asset management fees, affiliate                                                  65,786                  63,195
   General and administrative (includes reimbursements
     to an affiliate in the amount of  $16,790 and
     $20,878 in 2008 and 2007, respectively)                                         44,384                  43,200
   Amortization                                                                       2,968                   3,174
                                                                           ----------------        ----------------
     Total Expenses                                                                 113,138                 109,569
                                                                           ----------------        ----------------

Loss before equity in income of Local Limited Partnerships                         (111,542)               (108,634)

Equity in income of Local Limited Partnerships (Note 1)                              20,475                  79,518
                                                                           ----------------        ----------------

Net Loss                                                                   $        (91,067)       $        (29,116)
                                                                           ================        ================

Net Loss allocated:
   General Partners                                                        $           (911)       $           (290)
   Limited Partners                                                                 (90,156)                (28,826)
                                                                           ----------------        ----------------
                                                                           $        (91,067)       $        (29,116)
                                                                           ================        ================
Net Loss per Limited Partner Unit
   (36,497 Units)                                                          $          (2.47)       $          (0.80)
                                                                           ================        ================


   The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                     STATEMENT OF CHANGES IN PARTNERS' EQUITY
                   For the Three Months Ended June 30, 2008
                             (Unaudited)






                                                               Initial           Investor
                                              General          Limited           Limited
                                              Partners         Partner           Partner              Total

    Balance at March 31, 2008               $    55,984     $       100       $    5,542,305    $    5,598,389

    Net Loss                                       (911)              -              (90,156)          (91,067)
                                            -----------     -----------       --------------    --------------

    Balance at June 30, 2008                $    55,073     $       100       $    5,452,149    $    5,507,322
                                            ===========     ===========       ==============    ==============





  The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)





                                                                                  2008                2007
                                                                              -------------       -------------

Net cash used for operating activities                                        $    (199,536)      $     (33,988)

Net cash provided by investing activities                                           106,963              63,058
                                                                              -------------       -------------

Net increase (decrease) in cash and cash equivalents                                (92,573)             29,070

Cash and cash equivalents, beginning                                                469,376             857,886
                                                                              -------------       -------------

Cash and cash equivalents, ending                                             $     376,803       $     886,956
                                                                              =============       =============


  The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP



                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form10-KSB for the year ended March 31, 2008. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2008 and 2007.

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

The following is a summary of investments in Local Limited Partnerships at June
30, 2008:

Capital contributions and advances paid to Local Limited Partnerships                               $    26,647,252

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $1,875,207)                                                                   (15,334,475)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,283,756)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              9,029,021

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,003,989

   Cumulative amortization of acquisition fees and expenses                                                (326,044)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      9,706,966

Valuation allowance on investments in Local Limited Partnerships                                         (3,861,068)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     5,845,898
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

The Fund's share of net loss of the Local Limited Partnerships for the three months ended June 30, 2008 is $232,067. For the three months ended June 30, 2008, the Fund has not recognized $252,542 of equity in losses relating to five Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnership.

2.   New Accounting Principle

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Fund adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis effective April 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Fund's Financial Statements. The Fund does not expect the adoption of the remaining provisions of SFAS No. 157 to have a material effect on the Fund's financial position, operations or cash flow. This standard requires that a Fund measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

     Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date.

     Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

     Level 3 - Unobservable inputs reflect the Fund's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Fund develops these inputs based on the best information available, including the Fund's own data.

Financial assets accounted for at fair value on a recurring basis at June 30, 2008 include cash equivalents of $376,803.

             BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                 (Unaudited)


3    Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of June 30, 2008 or 2007 or net losses for the three months ended either June 30, 2008 or 2007. The following financial information represents the performance of these Local Limited Partnerships for the three months ended March 31, 2008 and 2007:

Beaverdam Creek Associates, a Limited Partnership                                  2008                     2007
-------------------------------------------------                             ---------------           ------------
Revenue                                                                       $       282,200         $       268,647
Net Income                                                                    $        11,900         $         3,061

Oak Knoll Renaissance, Limited Partnership
Revenue                                                                       $       492,600         $       558,657
Net Income                                                                    $        46,600         $       141,827

Springwood Apartments, A Limited Partnership
Revenue                                                                       $       248,700           $     245,512
Net Loss                                                                      $       (42,700)          $     (38,578)

Pike Place, A Limited Partnership
Revenue                                                                       $       161,900           $     164,164
Net Loss                                                                      $       (26,000)          $     (19,533)

West End Place, A Limited Partnership
Revenue                                                                       $       140,200           $     143,321
Net Loss                                                                      $       (15,600)          $     (17,544)



            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words like "anticipate, "estimate," "intend," "project," "plan," "expect," "believe," "could," and similar expressions are intended to identify such forward-looking statements. The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Fund believes the forward-looking statements are based on reasonable assumptions, the Fund can give no assurance that its expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($5,845,898 at June 30, 2008). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At June 30, 2008, the Fund had cash and cash equivalents of $376,803, as compared to $886,956 at June 30, 2007. The decrease is primarily attributable to cash used for operating activities partially offset by cash distributions received from Local Limited Partnerships.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2008, $376,803 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $64,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2008, the Fund has advanced approximately $1,208,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate. To date, the Fund has used approximately $176,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2008, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2008.

Results of Operations

For the three months ended June 30, 2008, the Fund's operations resulted in a net loss of $91,067 as compared to a net loss of $29,116 for the three months ended June 30, 2007. The increase in net loss is primarily attributable to a decrease in equity in income of Local Limited Partnerships and an increase in general and administrative expenses. The change in equity in income of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. General and administrative expenses increased primarily due to increased charges due to an affiliate of the Managing General Partner for the operations and administrative expenses necessary for the operation of the Fund.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update

The Fund is a Massachusetts limited partnership organized to invest in Local Limited Partnerships which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund's objectives are to:
(i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; (ii) provide limited cash distributions from the operations of apartment complexes; and (iii) preserve and protect the Fund's capital. Arch Street VIII Limited Partnership ("Arch Street L.P."), a Massachusetts limited partnership consisting of Arch Street VIII,Inc., a Massachusetts corporation ("Arch Street, Inc.") as the sole general partner and MMA as the sole limited partner, is the sole General Partner of the Fund. Arch Street L.P. and Arch Street, Inc. are affiliates of MMA. The fiscal year of the Fund ends on March 31.

As of June 30, 2008, the Fund's investment portfolio consists of limited partnership interests in nine Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,429 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between December 31, 2008 and December 31, 2009, the Compliance Period of the nine Properties in which the Fund has an interest will expire. It is unlikely that the General Partner will be able to dispose of the Fund's Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved. The General Partner has negotiated an agreement that will ultimately allow the Fund to dispose of its interest in one Local Limited Partnership. The Fund has not disposed of any Local Limited Partnership interests during the three months ended June 30, 2008.

The Fund is not a party to any pending legal or administrate proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

Property Discussions

Four of the Properties in which the Fund has an interest had stabilized operations and operated above break-even at March 31, 2008. Five Properties have generated cash flow deficits in prior periods that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, a few Properties have previously experienced operating difficulties that could either: (i) have an adverse impact on the Fund's liquidity; (ii) result in their foreclosure; or (iii) result in the General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period, in the event below breakeven operations recur. Also, the General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, the Managing General Partner anticipated the Fund's interest in the Local Limited Partnership that owns Spring Wood Apartments, located in Tallahassee, Florida, would be terminated upon the sale of the Property in the third quarter of 2008, a transaction that could have resulted in net sales proceeds to the Fund of approximately $1,600,000, or $44.20 per Unit. In July 2008, the potential buyer withdrew their interest in the purchase of this Property. The Managing General Partner will continue to explore an exit strategy for the Fund's interest in the Local Limited Partnership that owns Spring Wood.

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

As previously reported, turnover at Green Wood Apartments, located in Gallatin, Tennessee, as a result of few employment opportunities in the immediate area, was the main cause for below breakeven operations at the Property. Rental concessions, provided in an effort to alleviate the turnover issue, had proven successful, at least in the short term, as rental revenue increased to a level sufficient to result in above breakeven operations at June 30, 2006. Occupancy averaged 92% throughout the six-month period ending June 30, 2006 while debt service coverage and working capital were at acceptable levels as of June 30, 2006. As a result of a prior agreement, Green Wood Apartments was sold on November 30, 2006. This sale resulted in net proceeds to the Fund of $528,320 or $14.60 per Unit and resulted in 2006 taxable income of $459,116, or $12.68 per Unit. For financial reporting purposes, $176,323 represented repayment of prior advances made to the Local Limited Partnership and $351,997 represents gain on sale. Upon a reconciliation of cash balances after disposition, the Fund received additional proceeds of $194,970, or $5.38 per Unit, in September 2007. As a result of these additional proceeds, the Fund incurred 2007 taxable income equivalent to the additional proceeds. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Fund no longer has an interest in this Local Limited Partnership.

         BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

                        CONTROLS AND PROCEDURES



Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2008, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an assessment of the effectiveness of our internal control over financial reporting. This assessment was based upon the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management assessed the effectiveness of the Fund's internal control over financial reporting as of June 30, 2008. Based on this assessment, management concluded that, as of June 30, 2008, the Fund's internal control over financial reporting was effective.

             BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

(a)      Exhibits

 31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2008

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 14, 2008                BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                     A LIMITED PARTNERSHIP


                                    By:   Arch Street VIII Limited Partnership,
                                          its General Partner



                                     /s/Greg Judge
                                      _____________
                                        Greg Judge
                                        President
                                        Arch Street VIII Limited Partnership