Form 10-Q
period 2008-09-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2008-11-14
CIK 911568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 2008
                             -----------------------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE  ACT OF 1934


For the transition period from          to
                          -----------------------------------------

                     Commission file number 0-26522

Boston Financial Tax Credit Fund VIII, A Limited Partnership
---------------------------------------------------------------
(Exact name of registrant as specified in its charter)


        Massachusetts                                  04-3205879
----------------------------------          ------------------------------
   (State or other jurisdiction of                (I.R.S.Employer
   incorporation or organization)                  Identification No.)



   101 Arch Street, Boston, Massachusetts            02110-1106
--------------------------------------------    -------------------------
  (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code   (617) 439-3911
                                               -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .
                                      ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b -2 of the Exchange Act.

Large accelerated filer  ___                       Accelerated Filer  ___
Non-accelerated filer   ___  (Do not check if a    Smaller reporting company X
               smaller reporting company)                                  ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b -2 of the Exchange Act).
                              Yes No X .
                                    ----

        BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2008                                          1

         Statements of Operations (Unaudited) - For the Three and Six
            Months Ended September 30, 2008 and 2007                                             2

         Statement of Changes in Partners' Equity (Unaudited) -
            For the Six Months Ended September 30, 2008                                          3

         Statements of Cash Flows (Unaudited) - For the Six
            Months Ended September 30, 2008 and 2007                                             4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                  8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             12

Item 4.  Controls and Procedures                                                                12

PART II - OTHER INFORMATION

Items 1-6                                                                                       13

SIGNATURE                                                                                       14

CERTIFICATIONS                                                                                  15



         BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                            BALANCE SHEET
                         September 30, 2008
                             (Unaudited)




Assets

Cash and cash equivalents                                                                         $      91,456
Investments in Local Limited Partnerships (Note 1)                                                    5,753,566
Due from affiliate                                                                                          226
                                                                                                  -------------
   Total Assets                                                                                   $   5,845,248
                                                                                                  =============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $     510,416
Accrued expenses                                                                                         31,145
                                                                                                  -------------
   Total Liabilities                                                                                    541,561

General, Initial and Investor Limited Partners' Equity                                                5,303,687
                                                                                                  -------------
   Total Liabilities and Partners' Equity                                                         $   5,845,248
                                                                                                  =============

   The accompanying notes are an integral part of these financial statements.

         BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                          STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2008 and 2007
                             (Unaudited)



                                                             Three Months Ended                          Six Months Ended
                                                     September 30,        September 30,        September 30,        September 30,
                                                         2008                   2007                2008                  2007
                                                   ----------------      ----------------     ----------------      --------------
Revenue
  Investment                                        $           781      $         30,164     $          2,376      $         31,099
  Other                                                           -               222,790                    -               222,790
                                                    ---------------      ----------------     ----------------      ----------------
     Total Revenue                                              781               252,954                2,376               253,889
                                                    ---------------      ----------------     ----------------      ----------------

Expenses:
 Asset management fees, affiliate                           65,786                63,195              131,572               126,390
 General and administrative (includes reimbursements
 to an affiliate in the  amounts of $37,696 and
$39,158  for the six months ended September 30, 2008
and 2007, respectively)                                      46,298                66,395               90,681               109,595
  Amortization                                                2,968                 3,174                5,936                 6,348
                                                    ---------------      ----------------     ----------------      ----------------
     Total Expenses                                         115,052               132,764              228,189               242,333
                                                    ---------------      ----------------     ----------------      ----------------

Income (Loss) before equity in income
  (losses) of Local Limited Partnerships                   (114,271)              120,190             (225,813)               11,556

Equity in income (losses) of Local Limited
  Partnerships (Note 1)                                     (89,364)              137,318              (68,889)              216,836
                                                    ---------------      ----------------     ----------------      ----------------

Net Income (Loss)                                   $      (203,635)     $        257,508     $       (294,702)     $        228,392
                                                    ===============      ================     ================      ================

Net Income (Loss) allocated:
  General Partners                                  $        (2,036)     $          2,575     $         (2,947)     $          2,285
  Limited Partners                                         (201,599)              254,933             (291,755)              226,107
                                                    ---------------      ----------------     ----------------      ----------------
                                                    $      (203,635)     $        257,508     $       (294,702)     $        228,392
                                                    ===============      ================     ================      ================

Net Income (Loss) Per Limited Partner
  Unit (36,497 Units)                               $        (5.52)      $           6.98     $         (7.99)      $           6.20
                                                    ==============       ================     ===============       ================

    The accompanying notes are an integral part of these financial statements.

        BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
               For the Six Months Ended September 30, 2008
                          (Unaudited)






                                                               Initial           Investor
                                              General          Limited            Limited
                                             Partners          Partner            Partner            Total

    Balance at March 31, 2008               $    55,984     $       100       $    5,542,305    $    5,598,389

    Net Loss                                     (2,947)              -             (291,755)         (294,702)
                                            -----------     -----------       --------------    --------------

    Balance at September 30, 2008           $    53,037     $       100       $    5,250,550    $    5,303,687
                                            ===========     ===========       ==============    ==============



     The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2008 and 2007
                                   (Unaudited)





                                                                                  2008                2007
                                                                              -------------       ------------

Net cash provided by (used for) operating activities                          $    (484,883)      $     190,108

Net cash provided by investing activities                                           106,963              91,059
                                                                              -------------       -------------

Net increase (decrease) in cash and cash equivalents                               (377,920)            281,167

Cash and cash equivalents, beginning                                                469,376             857,886
                                                                              -------------       -------------

Cash and cash equivalents, ending                                             $      91,456       $   1,139,053
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

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2008 and 2007.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2008:

Capital contributions and advances paid to Local Limited Partnerships                               $    26,647,252

Cumulative equity in losses of Local Limited Partnerships  (excluding cumulative
   unrecognized losses of $1,985,476)                                                                   (15,423,839)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,283,756)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              8,939,657

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,003,989

   Cumulative amortization of acquisition fees and expenses                                                (329,012)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      9,614,634

Valuation allowance on investments in Local Limited Partnerships                                         (3,861,068)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     5,753,566
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

The Fund's share of net loss of the Local Limited Partnerships for the six months ended September 30, 2008 is $431,700. For the six months ended September 30, 2008, the Fund has not recognized $362,811 of equity in losses relating to five Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnership.

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

Financial assets accounted for at fair value on a recurring basis at September 30, 2008 include cash equivalents of $91,456.

              BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                   (Unaudited)


3    Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of September 30, 2008 or 2007 or net losses for the three months ended either September 30, 2008 or 2007. The following financial information represents the performance of these Local Limited Partnerships for the three months ended June 30, 2008 and 2007:

Beaverdam Creek Associates, a Limited Partnership                                  2008                     2007
-------------------------------------------------                             ---------------           -------------
Revenue                                                                       $       321,217           $     302,361
Net Income                                                                    $        51,851           $      54,115

Oak Knoll Renaissance, Limited Partnership
Revenue                                                                       $       513,571           $     671,078
Net Income (Loss)                                                             $       (36,365)          $     124,996

Pike Place, A Limited Partnership
Revenue                                                                       $       165,586           $     172,796
Net Loss                                                                      $       (74,372)          $     (10,021)




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

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($5,753,566 at September 30, 2008). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At September 30, 2008, the Fund had cash and cash equivalents of $91,456, as compared to $469,376 at March 31, 2008. The decrease is primarily attributable to cash used for operating activities partially offset by cash distributions received from Local Limited Partnerships.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2008, $91,456 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $64,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2008, the Fund has advanced approximately $1,208,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate. To date, the Fund has used approximately $461,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2008, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2008.

Results of Operations

Three Month Period

For the three months ended September 30, 2008, the Fund's operations resulted in a net loss of $203,635 as compared to a net income of $257,508 for the three months ended September 30, 2007. The decrease in net income is primarily attributable to a decrease in equity in income of Local Limited Partnerships, a decrease in other income, a decrease in investment revenue and partially offset by a decrease in general and administrative expenses. The decrease in equity in income of Local Limited Partnerships is primarily due to an increase in equity in losses for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The decrease in other income is due to a decrease in distributions from Local Limited Partnerships that were written off and distributions from Local Limited Partnerships with carrying values of zero. The Fund had a decrease in investment revenue during the period ended September 30, 2008 related to a reimbursement of interest that the Fund had received in the prior year. General and administrative costs decreased primarily due to decreased charges due to an affiliate of the Managing General Partner for operations and administrative expenses necessary for the operation of the Fund.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Six Month Period

For the six months ended September 30, 2008, the Fund's operations resulted in a net loss of $294,702 as compared to a net income of $228,392 for the six months ended September 30, 2007. The decrease in net income is primarily attributable to a decrease in equity in income of Local Limited Partnerships, a decrease in other income, and a decrease in investment revenue, and partially offset by a decrease in general and administrative expenses. The decrease in equity in income of Local Limited Partnerships is primarily due to an increase in equity in losses for the six months ended September 30, 2008 as compared to the six months ended September 30, 2007. The decrease in other income is due to a decrease in distributions from Local Limited Partnerships that were written off and distributions from Local Limited Partnerships with carrying values of zero. The Fund had a decrease in investment revenue during the period ended September 30, 2008 related to a reimbursement of interest that the Partnership had received in the prior year. General and administrative costs decreased primarily due to decreased charges due to an affiliate of the Managing General Partner for operations and administrative expenses necessary for the operation of the Fund.

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

As of September 30, 2008, the Fund's investment portfolio consists of limited partnership interests in nine Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund generated Tax Credits of approximately $1,429 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between December 31, 2008 and December 31, 2010 the Compliance Period of the nine Properties in which the Fund has an interest will expire. It is unlikely that the General Partner will be able to dispose of the Fund's Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved. The General Partner has negotiated an agreement that will ultimately allow the Fund to dispose of its interest in one Local Limited Partnership. The Fund has not disposed of any Local Limited Partnership interests during the six months ended September 30, 2008.

The Fund is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

Six of the Properties in which the Fund has an interest had stabilized operations and operated above break-even at June 30, 2008. Three Properties have generated cash flow deficits in prior periods that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, a few Properties have previously experienced operating difficulties that could either: (i) have an adverse impact on the Fund's liquidity; (ii) result in their foreclosure; or (iii) result in the General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period, in the event below breakeven operations recur. Also, the General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, in 2004 the Local General Partner of Beaverdam Creek located in Mechanicsville, Virginia, requested approval for a refinancing on the Property's first mortgage. As part of the agreement to provide the General Partner's approval of the refinancing, a put agreement was entered into whereby the Fund has the right to transfer its interest in the Local Limited Partnership for a nominal price at any time after December 31, 2009, the end of the Property's Compliance Period. As a result of the refinancing, which closed on May 4, 2005, the Fund received Sale or Refinancing Proceeds, as defined in the Local Limited Partnership Agreement, of $890,727. The General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of the net proceeds in Reserves.

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

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

                             CONTROLS AND PROCEDURES


Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of September 30, 2008, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund's internal control over financial reporting as of September 30, 2008. Based on this assessment, management concluded that, as of September 30, 2008, the Fund's internal control over financial reporting was effective.

                 BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

            (a)Exhibits

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


            (b)Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2008

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 14, 2008            BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                   A LIMITED PARTNERSHIP


                             By:   Arch Street VIII Limited Partnership,
                                   its General Partner



                                   /s/Greg Judge
                                    --------------
                                      Greg Judge
                                      President
                                      Arch Street VIII Limited Partnership