Form 10-Q
period 2008-12-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2009-02-17
CIK 911568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 2008
                             -------------------------------------

                                            OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from                  to
                               ------------            ------------

                         Commission file number 0-26522

      Boston Financial Tax Credit Fund VIII, A Limited Partnership
________________________________________________________________________
          (Exact name of registrant as specified in its charter)


           Massachusetts                             04-3205879
--------------------------------------    ---------------------------------
  (State or other jurisdiction of                 (I.R.S.  Employer
   incorporation or organization                   Identification No.)



   101 Arch Street, Boston, Massachusetts                  02110-1106
---------------------------------------------     ----------------------
  (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code      (617) 439-3911
                                                   --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X   No .
                                     ____  ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b -2 of the Exchange Act.

Large accelerated filer ___                     Accelerated Filer  ___
 Non-accelerated filer  ___ (Do not check if a  Smaller reporting company  X
 smaller reporting company)                                              ____


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b -2 of the Exchange Act).
                                Yes   No X .
                                  ___   ____

       BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                     TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2008                                           1

         Statements of Operations (Unaudited) - For the Three and Nine
            Months Ended December 31, 2008 and 2007                                              2

         Statement of Changes in Partners' Equity (Unaudited) -
            For the Nine Months Ended December 31, 2008                                          3

         Statements of Cash Flows (Unaudited) - For the Nine
            Months Ended December 31, 2008 and 2007                                              4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                  8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             12

Item 4.  Controls and Procedures                                                                12

PART II - OTHER INFORMATION

Items 1-6                                                                                       13

SIGNATURE                                                                                       14

CERTIFICATIONS                                                                                  15


            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP



                                 BALANCE SHEET
                               December 31, 2008
                                 (Unaudited)


Assets
_______
Cash and cash equivalents                                                                       $      101,011
Investments in Local Limited Partnerships (Note 1)                                                   5,318,704
                                                                                       ------------------------

     Total Assets                                                                              $     5,419,715
                                                                                       ========================



Liabilities and Partners' Equity
_______________________________
Due to affiliate(s)                                                                             $      589,177
Accrued expenses                                                                                        39,593
                                                                                       ------------------------

     Total Liabilities                                                                                 628,770
                                                                                       ------------------------



Partners' Equity                                                                                     4,790,945
                                                                                       ------------------------

     Total Liabilities and Partners' Equity                                                    $     5,419,715
                                                                                       ========================


 The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP



                           STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2008 and 2007
                               (Unaudited)


                                                        Three Months Ended                  Nine Months Ended
                                                      December          December           December          December
                                                         31,               31,                31,               31,
                                                        2008              2007               2008              2007
                                                   -------------     -------------      ------------      ------------

Revenue
     Investment                                         $   327          $  9,237          $  2,703          $ 40,336
     Other                                                    -                 -                 -           222,790
                                                   -------------     -------------      ------------      ------------

        Total Revenue                                       327             9,237             2,703           263,126
                                                   -------------     -------------      ------------      ------------


Expenses::
     Asset management fees, affiliate                    65,786            63,195           197,358           189,585
     Provision for valuation allowance on
        investments in Local Limited
        Partnerships (Note 1)                           495,000                 -           495,000                 -
     General and administrative
        (includes reimbursement to an affiliate
        in the amounts of $55,218 and $52,310
        for the nine months ended
        December 31, 2008 and 2007, respectively)        46,506            62,027           137,187           171,622
     Amortization                                         2,968             2,556             8,904             8,904
                                                   -------------     -------------      ------------      ------------

        Total Expenses                                  610,260           127,778           838,449           370,111
                                                   -------------     -------------      ------------      ------------

Income (Loss) before equity in income
     (losses) of Local Limited Partnerships           (609,933)         (118,541)         (835,746)         (106,985)

Equity in income (losses) of Local Limited
     Partnerships (Note 1)                               97,191          (11,714)            28,302           205,122
                                                   -------------     -------------      ------------      ------------


Net Income (Loss)                                    $(512,742)        $(130,255)        $(807,444)          $ 98,137
                                                   =============     =============      ============      ============


Net Income (Loss) allocated:
     General Partners                                 $ (5,127)         $ (1,303)         $ (8,074)           $   982
     Limited Partners                                 (507,615)         (128,952)         (799,370)            97,155
                                                   -------------     -------------      ------------      ------------

                                                     $(512,742)        $(130,255)        $(807,444)          $ 98,137
                                                   =============     =============      ============      ============


Net Income (Loss) Per Limited Partner
     Unit (36,497 Units)                              $ (13.91)          $ (3.53)         $ (21.90)           $  2.67
                                                   =============     =============      ============      ============


   The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP



                        STATEMENT OF CHANGES IN PARTNERS' EQUITY
                      For the Nine Months Ended December 31, 2008
                                   (Unaudited)




                                                                    Initial           Investor
                                                  General           Limited           Limited
                                                 Partners           Partner           Partner             Total
                                              ---------------    --------------    --------------    ---------------


Balance at March 31, 2008                          $  55,984          $    100       $ 5,542,305         $5,598,389

Net Loss                                             (8,074)                 -         (799,370)          (807,444)
                                              ---------------    --------------    --------------    ---------------


Balance at December 31, 2008                       $  47,910          $    100       $ 4,742,935         $4,790,945
                                              ===============    ==============    ==============    ===============


    The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                             STATEMENTS OF CASH FLOWS
                 For the Nine Months Ended December 31, 2008 and 2007
                                (Unaudited)




                                                                             2008                 2007
                                                                        ----------------     ----------------

Net cash used for operating activities                                      $ (509,413)          $ (488,371)

Net cash provided by investing activities                                       141,048              128,391
                                                                        ----------------     ----------------


Net decrease in cash and cash equivalents                                     (368,365)            (359,980)

Cash and cash equivalents, beginning                                            469,376              857,886
                                                                        ----------------     ----------------


Cash and cash equivalents, ending                                            $  101,011           $  497,906
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

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2008 and 2007.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2008:

Capital contributions and advances paid to Local Limited Partnerships
                                                                                                   $       26,647,252

Cumulative equity in losses of Local Limited Partnerships
     (excluding cumulative unrecognized losses of $2,326,143)
                                                                                                          (15,326,648)

Cumulative cash distributions received from Local Limited Partnerships
                                                                                                           (2,317,841)
                                                                                                ----------------------


Investments in Local Limited Partnerships before adjustments
                                                                                                             9,002,763

Excess investment costs over the underlying assets acquired:

     Acquisition fees and expenses                                                                           1,003,989

     Cumulative amortization of acquisition fees and expenses                                                (331,980)
                                                                                                ----------------------


Investments in Local Limited Partnerships before valuation allowance                                         9,674,772

Valuation allowance on investments in Local Limited Partnerships                                           (4,356,068)
                                                                                                ----------------------


Investments in Local Limited Partnerships                                                              $     5,318,704
                                                                                                ======================

                BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                     (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Fund has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund's share of net loss of the Local Limited Partnerships for the nine months ended December 31, 2008 is $675,176. For the nine months ended December 31, 2008, the Fund has not recognized $703,478 of equity in losses relating to five Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnership.

2.   New Accounting Principle

FIN48-3

In December 2008, the Financial Accounting Standards Board (`FASB") issued Interpretation No. 48-3 "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises" ("FIN48-3"). FIN48-3 deferred the effective date of FIN48 for certain nonpublic organizations. The deferred effective date is intended to give the FASB additional time to develop guidance on the application of FIN48 by pass-through and not-for-profit entities. The General Partner may modify the Fund's disclosures if the FASB's guidance regarding the application of FIN48 to pass-through entities changes.

SFAS No. 157

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

Financial assets accounted for at fair value on a recurring basis at December 31, 2008 include cash equivalents of $101,011.

                 BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                     (Unaudited)


3.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of December 31, 2008 or 2007 or net losses for the three months ended either December 31, 2008 or 2007. The following financial information represents the performance of these Local Limited Partnerships for the three months ended September 30, 2008 and 2007:


                                                                                2008                        2007
                                                                         -----------------         ----------------
Beaverdam Creek Associates, A Limited Partnership

Revenue                                                                        $  280,031               $  307,744
Net Income                                                                     $   16,676               $   42,953

Oak Knoll Renaissance, Limited Partnership

Revenue                                                                        $  510,978               $  468,455
Net Loss                                                                       $   (9,200)              $  (37,036)


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

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Fund, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Fund's financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($5,813,704 at December 31, 2008). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At December 31, 2008, the Fund had cash and cash equivalents of $101,011, as compared to $469,376 at March 31, 2008. The decrease is primarily attributable to cash used for operating activities partially offset by cash distributions received from Local Limited Partnerships.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2008, $101,011 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $69,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2008, the Fund has advanced approximately $1,208,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate. To date, the Fund has used approximately $447,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2008, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2008.

Results of Operations

Three Month Period

For the three months ended December 31, 2008, the Fund's operations resulted in a net loss of $512,742 as compared to a net loss of $130,255 for the three months ended December 31, 2007. The increase in net loss is primarily attributable to an increase in impairment on investment in Local Limited Partnerships, partially offset by an increase in equity in income of Local Limited Partnerships. Impairment on investments in Local Limited Partnerships increased due to the Fund recording a valuation allowance on its investments in certain Local Limited Partnerships. The increase in equity in income of Local Limited Partnerships is primarily due to a decrease in equity in losses for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007.

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Nine Month Period

For the nine months ended December 31, 2008, the Fund's operations resulted in a net loss of $807,444 as compared to a net income of $98,137 for the nine months ended December 31, 2007. The decrease in net income is primarily attributable to an increase in impairment on investment in Local Limited Partnerships, a decrease in other income, a decrease in equity in income of Local Limited Partnerships, and a decrease in investment revenue. Impairment on investments in Local Limited Partnerships increased due to the Fund recording a valuation allowance on its investments in certain Local Limited Partnerships. The decrease in other income is due to a decrease in distributions from Local Limited Partnerships that were written off. The decrease in equity in income of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. The Fund had a decrease in investment revenue during the period ended December 31, 2008 related to a reimbursement of interest that the Fund had received in the prior year.

Portfolio Update

The Fund is a Massachusetts limited partnership organized to invest in Local Limited Partnerships which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund's objectives are to:
(i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; (ii) provide limited cash distributions from the operations of apartment complexes; and (iii) preserve and protect the Fund's capital. Arch Street VIII Limited Partnership("Arch Street L.P."), a Massachusetts limited partnership consisting of Arch Street VIII, Inc., a Massachusetts corporation ("Arch Street, Inc.") as the sole general partner and MMA as the sole limited partner, is the sole General Partner of the Fund. Arch Street L.P. and Arch Street, Inc. are affiliates of MMA.
The fiscal year of the Fund ends on March 31.

As of December 31, 2008, the Fund's investment portfolio consists of limited partnership interests in nine Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund generated Tax Credits of approximately $1,429 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between December 31, 2008 and December 31, 2010 the Compliance Period of the nine Properties in which the Fund has an interest will expire. It is unlikely that the General Partner will be able to dispose of the Fund's Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved. The General Partner has negotiated an agreement that will ultimately allow the Fund to dispose of its interest in one Local Limited Partnership. The Fund has not disposed of any Local Limited Partnership interests during the nine months ended December 31, 2008.

The Fund is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

Four of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven at September 30, 2008. Three Properties have generated cash flow deficits in prior periods that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, a few Properties have previously experienced operating difficulties that could either: (i) have an adverse impact on the Fund's liquidity; (ii) result in their foreclosure; or (iii) result in the General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period, in the event below breakeven operations recur. Also, the General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, the Managing General Partner anticipated the Fund's interest in the Local Limited Partnership that owns SpringWood Apartments, located in Tallahassee, Florida, would be terminated upon the sale of the Property in the third quarter of 2008, a transaction that could have resulted in net sales proceeds to the Fund of approximately $1,600,000, or $44.20 per Unit. In July 2008, the potential buyer withdrew their interest to purchase this Property. The Managing General Partner is currently exploring alternative exit strategies for this Local Limited Partnership interest. The Managing General Partner anticipates the Fund's interest in the Local Limited Partnership will terminate upon the sale of the Property in August 2009, a transaction that could result in a net sales proceeds to the Fund of approximately $880,000, or $24.11 per Unit.

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

                            CONTROLS AND PROCEDURES


Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of December 31, 2008, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund's internal control over financial reporting as of December 31, 2008. Based on this assessment, management concluded that, as of December 31, 2008, the Fund's internal control over financial reporting was effective.

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


              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2008

                BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: February 17, 2009           BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                  A LIMITED PARTNERSHIP


                             By:   Arch Street VIII Limited Partnership,
                                   its General Partner



                                     /s/Greg Judge
                               -------------------------------

                                        Greg Judge
                                        President
                                        Arch Street VIII Limited Partnership