Form 10-K
period 2009-03-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2009-07-15
CIK 911568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended                    March 31, 2009
                         ------------------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                             to
                               -------------------------       ----------

                   Commission file number 0-26522
                                         --------=

Boston Financial Tax Credit Fund VIII, A Limited Partnership
_____________________________________________________________
       (Exact name of registrant as specified in its charter)

              Massachusetts                          04-3205879
------------------------------------------          -----------
      (State or other jurisdiction of       (I.R.S Employer identification No.)
       incorporation or organization)

   101 Arch Street, Boston, Massachusetts                     02110-1106
---------------------------------------------   ---------------------------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code            (617) 439-3911
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


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. |_| Yes |X| No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_| Yes |X| No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           |X| Yes   |_|  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). |_| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
|X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b -2 of the Exchange Act.

Large accelerated filer |_|        Accelerated Filer |_|
Non-accelerated filer   |_|        Smaller reporting company |X|
(Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12 b-2 of the Exchange Act).
                                                 |_| Yes |X|No

State the aggregate sales price of Fund units held by nonaffiliates of the registrant: $36,497,000 as of March 31, 2009.

               BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED MARCH 31, 2009


                                TABLE OF CONTENTS


                                                                    Page No.

PART I

     Item 1       Business                                            K-4
     Item 2       Properties                                          K-6
     Item 3       Legal Proceedings                                   K-9
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                    K-9

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                      K-9
     Item 7       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        K-9
     Item 8       Financial Statements and Supplementary Data          K-13
     Item 9       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure               K-13
     Item 9A      Controls and Procedures                              K-13
     Item 9B      Other Information                                    K-14

PART III

     Item 10      Directors and Executive Officers
                  of the Registrant                                    K-14
     Item 11      Management Remuneration                              K-15
     Item 12      Security Ownership of Certain Beneficial
                  Owners and Management                                K-16
     Item 13      Certain Relationships and Related Transactions       K-16
     Item 14      Principal Accountant Fees and Services               K-18
     Item 15      Exhibits, Financial Statement Schedules, and
                  Director Independence                                K-18

SIGNATURES                                                             K-19
----------

CERTIFICATIONS                                                         K-20
--------------

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

(1)The Fund no longer has an interest in the Local Limited Partnership which owns this Property.

Although the Fund's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Fund's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2009, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specific percentage of total capital contributions in Local Limited Partnerships. Pike Place, A Limited Partnership and West End Place, A Limited Partnership, representing 14.85%, have Lindsey Management Company as a Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports which are herein incorporated by reference.

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

On June 26, 2009, Municipal Mortgage & Equity, LLC (the parent company of MMA Financial, Inc.) entered into a purchase and sale agreement with JEN I, L.P. for the sale of substantially all of its low-income housing tax credit business, including the Fund and its General Partners. Upon the consummation of the sale transaction (expected to occur on or before August 31, 2009), the General Partners will be owned or controlled by JEN I, L.P. The sale is not expected to impact the Limited Partners of the Fund.

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


                                                          Capital Contributions              Mtge. loans                Occupancy
Local Limited Partnership            Number           Total Committed       Paid Through    payable at                     at
Property Name                         of              at March 31,           March 31,       December 31,    Type of     March 31,
Property Location                  Apt. Units                 2009              2009           2008         Subsidy*       2009
----------------------------------  --------------     -------------------  ------------  ----------------  -----------  ---------


Webster Court Apartments
   a Limited Partnership
Webster Court Apartments
Kent, WA                              92                 2,318,078               2,318,078     2,440,377      None           96%


Springwood Apartments
   a Limited Partnership (1)
Springwood Apartments
Tallahassee, FL                      113                 2,499,202               2,499,202     3,297,002      None           92%


Meadow Wood Associates
   of Pella, a Limited Partnership
Meadow Wood of Pella
Pella, IA                             30                   893,808                 893,808       856,497      Section 8      93%


RMH Associates, a Limited
   Partnership (1)
Hemlock Ridge
Livingston Manor, NY                  100                 1,697,298               1,697,298    1,119,089      Section 8      95%


Pike Place, a Limited
   Partnership (1)
Pike Place
Fort Smith, AR                        144                 1,915,328               1,915,328    2,600,645       None         100%





                                                    Capital Contributions                 Mtge. Loans                   Occupancy
Local Limited Partnership            Number          Total Committed    Paid Through      payable at                         At
Property Name                         of              at March 31,      March 31,         December 31,        Type of    March 31,
Property Location                   Apt. Units         2009              2009               2008              Subsidy*      2009
---------------------------------- --------------   ------------------ ----------------- -----------------   --------    -----------

West End Place, a Limited
   Partnership (1)
West End Place
Springdale, AR                         120               1,843,010         1,843,010        2,294,825          None          97%


Oak Knoll Renaissance, a
   Limited Partnership
Oak Knoll Renaissance
Gary, IN                               256                4,922,412        4,922,412        3,709,149          Section 8     98%
8

Beaverdam Creek Associates,
   a Limited Partnership (2)
Beaverdam Creek
Mechanicsville, VA                     120                 3,629,140      3,629,140         4,047,925          None          85%


Schickedanz Brothers Palm
   Beach Limited
Live Oaks Plantation
West Palm Beach, FL                    218                 5,587,953      5,587,953        5,518,282          None            62%
                                     ------             -------------    -----------    -------------

                                     1,193               $25,306,229     $25,306,229     $ 25,883,791
                                     ======               ===========   ============      ===========


(1)Boston Financial Tax Credits Fund VIII has a 79.20% interest in Springwood Apartments, L.P., a 77% interest in RMH Associates, L.P., and a 90% interest in Pike Place, L.P. and West End Place, L.P. The mortgage payable balances represent 100% of the outstanding balances.

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

Item 3.  Legal Proceedings
        --------------------

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

As of March 31, 2009, there were 1,156 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. For the years ended March 31, 2009 and 2008, no cash distributions were made.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

As of March 31, 2009, the Fund's investment portfolio consists of limited partnership interests in nine Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund generated Tax Credits of approximately $1,429 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between December 31, 2009 and December 31, 2010, the Compliance Period of the nine Properties in which the Fund has an interest will expire. It is unlikely that the General Partner will be able to dispose of the Fund's Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved. The General Partner has negotiated an agreement that will ultimately allow the Fund to dispose of its interest in one Local Limited Partnership. In addition, the Fund is in negotiations with potential buyers to dispose of its interest in three Local Limited Partnerships in 2009. The Fund has not disposed of any Local Limited Partnership interests during the twelve months ended March 31, 2009.

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Fund, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Fund's financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($4,235,556 and $5,935,354 at March 31, 2009 and 2008, respectively). The
Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund.

The Fund has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision to reduce the investment to the sum of the estimated remaining benefits will be recorded in the Fund's financial statements. The estimated remaining benefits for each Local Limited Partnership consist of estimated future tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Included in the estimated residual proceeds calculation is current net operating income capitalized at a regional rate specific to each Local Limited Partnership less the debt of the Local Limited Partnership. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Fund may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships. During the year ended March 31, 2009, the Fund concluded that three of the Local Limited Partnerships had experienced other-than-temporary declines in their carrying values and impairment losses were recorded for Beaverdam Creek Associates, a Limited Partnership for $106,000, Pike Place, a Limited Partnership for $453,000, and Oak Knoll Renaissance, a Limited Partnership for $813,000. During the year ended March 31, 2008, the Fund concluded that four of the Local Limited Partnerships had experienced other-than-temporary declines in their carrying values and impairment losses were recorded for Beaverdam Creek Associates, a Limited Partnership for $421,000, Pike Place, a Limited Partnership for $63,000, West End Place, a Limited Partnership for $44,000, and Oak Knoll Renaissance, a Limited Partnership for $589,000.

Liquidity and Capital Resources

At March 31, 2009, the Fund had cash and cash equivalents of $109,829, as compared to $469,376 at March 31, 2008. The decrease is primarily attributable to cash used for operating activities partially offset by cash distributions received from Local Limited Partnerships.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2009 and 2008, $109,829 and $469,376, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $69,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2009, the Fund has advanced approximately $1,208,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate. To date, the Fund has used approximately $627,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2009, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the two years ended March 31, 2009. It is expected that cash available for distribution will not be significant in fiscal year 2009. Based on results of 2008 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs. In addition, some of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

For the year ended March 31, 2009, the Fund's operations resulted in a net loss of $1,995,432, as compared to a net loss of $1,300,618 for the year ended March 31, 2008. The increase in net loss is primarily attributable to an increase in impairment on investments in Local Limited Partnerships, a decrease in equity in income of Local Limited Partnerships, and a decrease in other income. Impairment on investments in Local Limited Partnerships increased due to the Fund recording a valuation allowance on its investments in certain Local Limited Partnerships. The change in equity in income in Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. The decrease in other income is due to a decrease in distributions from Local Limited Partnerships that were sold in prior years.

Low-Income Housing Tax Credits

The Tax Credits per Limited Partner stabilized in 1997. The credits have ended as all Properties have reached the end of the ten year credit period.

Property Discussions

Five of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven at December 31, 2008. Four Properties have generated cash flow deficits in prior periods that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, a few Properties have previously experienced operating difficulties that could either: (i) have an adverse impact on the Fund's liquidity; (ii) result in their foreclosure; or (iii) result in the General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period, in the event below breakeven operations recur. Also, the General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, in 2004 the Local General Partner of Beaverdam Creek located in Mechanicsville, Virginia, requested approval for a refinancing on the Property's first mortgage. As part of the agreement to provide the General Partner's approval of the refinancing, a put agreement was entered into whereby the Fund has the right to transfer its interest in the Local Limited Partnership for a nominal price at any time after December 31, 2009, the end of the Property's Compliance Period. As a result of the refinancing, which closed on May 4, 2005, the Fund received Refinancing Proceeds, as defined in the Local Limited Partnership Agreement, of $890,727. The General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of the net proceeds in Reserves.

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

As previously reported, the Managing General Partner anticipated the Fund's interest in the Local Limited Partnership that owns SpringWood Apartments, located in Tallahassee, Florida, would be terminated upon the sale of the Property in the third quarter of 2008, a transaction that could have resulted in net sales proceeds to the Fund of approximately $1,600,000, or $44.20 per Unit. In July 2008, the potential buyer withdrew their interest to purchase this Property. The Managing General Partner is currently exploring alternative exit strategies for this Local Limited Partnership interest. The Managing General Partner anticipates the Fund's interest in the Local Limited Partnership will terminate upon the sale of the Property in June 2010. Net sales proceeds to the Fund are not known at this time.

The Managing General Partner anticipates the Fund's interest in the Local Limited Partnership that owns Webster Court, located in Kent, Washington, to terminate upon the sale of the Property in the third quarter fiscal year 2010. Net sales proceeds, if any, as well as taxable income, are unknown at this time.

The Managing General Partner anticipates the Fund's interest in the Local Limited Partnership that owns Pike Place, located in Fort Smith, Arkansas, to terminate upon the sale of the Property in the third quarter fiscal year 2010. Net sales proceeds, if any, as well as taxable income, are unknown at this time.

The Managing General Partner anticipates the Fund's interest in the Local Limited Partnership that owns West End Place Apartments, located in Springdale, Arkansas, to terminate upon the sale of the Property in the third quarter fiscal year 2010. Net sales proceeds, if any, as well as taxable income, are unknown at this time.

The Managing General Partner anticipates the Fund's interest in the Local Limited Partnership that owns Live Oak Apartments, located in West Palm Beach, Florida, to terminate as a result of the Property foreclosing in late 2009. Currently, the Managing General Partner estimates that there will be a $1,380,027 recapture penalty, or $37.81 per Unit, and estimates 2009 taxable gain for approximately $3,175,000, or $86.99 per Unit, which does not include the recapture penalty.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2009 and 2008.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2009, our disclosure controls and procedures were effective.

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

Management assessed the Fund's internal control over financial reporting as of March 31, 2009. Based on this assessment, management concluded that, as of March 31, 2009, the Fund's internal control over financial reporting were designed effectively.

Item 9B.  Other Information

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

Greg Judge, age 44, Executive Vice President, Head of the Affordable Housing Group of MMA Financial since February 2008. As head of the Company's Affordable Housing Group, Mr. Judge is responsible for both the affordable tax exempt and taxable lending and equity businesses. Prior to his appointment as EVP, Mr. Judge was responsible for tax credit equity investments and underwriting of equity and debt investments for the Affordable Housing Group. Mr. Judge joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1989 as an asset manager. Mr. Judge is a frequent speaker on affordable housing and tax credit industry issues. Mr. Judge is a graduate of Colorado College (BA) and Boston University (MBA).

Michael H. Gladstone, age 52, Senior Vice President. Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University and Cornell University on affordable housing matters and is a member of the Cornell Real Estate Council and the Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2009, the following entities are the only entities known to the Fund to be the beneficial owners of more than 5% of the Units outstanding:

                                                                Amount
  Title of                 Name and Address of               Beneficially
  Class                     Beneficial Owner                    Owned          Percent of Class
_________                 ____________________             _______________    ____________________

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

Item 13.  Certain Relationships and Related Transactions

The Fund is required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates (including MMA) in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates (including MMA) in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partner is entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partner will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the years ended March 31, 2009 and 2008 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the Fees paid and expense reimbursements made in the two years ended March 31, 2009 is as follows:

Organizational Fees and Expenses and Selling Expenses

In accordance with the Partnership Agreement, the Fund was required to pay certain fees to and reimburse expenses of the General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $4,664,369 have been charged directly to Limited Partners' equity. In connection therewith, $2,828,918 of selling expenses and $1,835,451 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the General Partner. The Fund was also required to pay a non-accountable expense allowance for marketing expense equal to a maximum of 1% of Gross Proceeds. The Fund has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partner. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. There were no organizational fees and expenses paid for the two years ended March 31, 2009.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Fund was required to pay acquisition fees to and reimburse acquisition expenses of the General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 6% of the Gross Proceeds.

Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of the Gross Proceeds. Acquisition fees totaling $2,189,820 for the closing of the Fund's Local Limited Partnership investments were paid to an affiliate of the General Partner. Acquisition expenses totaling $335,196 were reimbursed to an affiliate of the General Partner. There were no acquisition fees and expenses paid for the two years ended March 31, 2009.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the General Partner currently receives 0.50% (annually adjusted by the CPI factor) of Gross Proceeds annually as an Asset Management Fee for administering the affairs of the Fund. Asset Management Fees earned in each of the two years ended March 31, 2009 and 2008 are as follows:

                                                                                    2009                 2008
                                                                             --------------        ----------------

                                                          Asset management fees  $ 263,210            $ 255,371

Salaries and Benefits Expense Reimbursement

An affiliate of the General Partner is reimbursed for the cost of certain salaries and benefits expenses which are incurred by an affiliate of the General
Partner on behalf of the Fund. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in each of the two years ended March 31, 2009 and 2008 are as follows:

                                                                                   2009                 2008
                                                                             --------------        -------------

                                                    Salaries and benefits
                                                    expense reimbursements       $  87,007           $  77,130

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partner of the Fund, Arch Street VIII Limited Partnership receives 1% of cash distributions paid to partners. As of March 31, 2009, the Fund has not paid any cash distributions to partners.

Additional information concerning cash distributions and other fees paid or payable to the General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates during each of the two years ended March 31, 2009 and 2008 is presented in Note 4 to the Financial Statements.

Item 14.   Principal Accountant Fees and Services

The Fund paid or accrued fees for services rendered by the principal accountants for the two years ended March 31, 2009 and 2008 as follows:

                                                                                      2009             2008
                                                                                 --------------    ---------

                                                                     Audit fees    $  64,784        $  69,100
                                                                     Tax fees      $   2,500        $   2,500

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2009 and 2008.

Item 15.  Exhibits, Financial Statement Schedules, and Director Independence

(a) Documents filed as a part of this Report

In response to this portion of Item 15, the financial statements and the auditors' reports relating thereto are submitted as a separate section of this Report. See Index to the Financial Statements on page F-1 hereof.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

(b)Exhibits


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

      By:  /s/Greg Judge                                 Date: July 15, 2009
           ----------------------------------                 ------------
           Greg Judge
           President
           Arch Street VIII Limited Partnership

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:

      By:  /s/Greg Judge                                Date: July 15, 2009
           ----------------------------------                   ------------
           Greg Judge
           President
           Arch Street VIII Limited Partnership


     By:   /s/Michael H. Gladstone                      Date:  July 15, 2009
           -----------------------------                      -------------
           Michael H. Gladstone
           Vice President
           Arch Street VIII Limited Partnership

             BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED MARCH 31, 2009
                                      INDEX


                                                                    Page No.
     Report of Independent Registered Public Accounting Firm
         for the years ended March 31, 2009 and 2008                   F-2

     Financial Statements

     Balance Sheet - March 31, 2009 and 2008                           F-3

     Statements of Operations - For the years ended
       March 31, 2009 and 2008                                         F-4

     Statements of Changes in Partners' Equity -
       For the years ended March 31, 2009 and 2008                     F-5

     Statements of Cash Flows - For the years ended
       March 31, 2009 and 2008                                         F-6

     Notes to the Financial Statements                                 F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Boston Financial Tax Credit Fund VIII, A Limited Partnership


         We have audited the accompanying balance sheets of Boston Financial Tax Credit Fund VIII, A Limited Partnership as of March 31, 2009 and 2008, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of one operating limited partnership as of and for the year ended March 31, 2008, in which the Partnership owns a limited partnership interest. The investment in such partnership is stated at $0 at March 31, 2008 and the Partnership's equity in loss in this operating partnership is stated at $592,708 for the year then ended. The financial statements of this operating partnership was audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to information relating to this operating limited partnership, is based solely on the report of the other auditor.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VIII, A Limited Partnership as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Reznick Group, P.C.


Vienna, Virginia
July 15, 2009

        BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP



                                  BALANCE SHEET
                             March 31, 2009 and 2008




                                                                                 2009                    2008
                                                                           ----------------        --------------

         Assets

Cash and cash equivalents                                                  $          109,829         $       469,376
Investments in Local Limited Partnerships (Note 3)                                  4,235,556               5,935,354
                                                                           ------------------         ---------------
   Total Assets                                                            $        4,345,385         $     6,404,730
                                                                           ==================         ===============

Liabilities and Partners' Equity

Due to affiliate (Note 4)                                                  $          692,470         $       759,807
Accrued expenses                                                                       49,958                  46,534
                                                                           ------------------         ---------------
   Total Liabilities                                                                  742,428                 806,341

General, Initial and Investor Limited Partners' Equity                              3,602,957               5,598,389
                                                                           ------------------         ---------------
   Total Liabilities and Partners' Equity                                  $        4,345,385         $     6,404,730
                                                                           ==================         ===============

 The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2009 and 2008


                                                                                 2009                    2008
                                                                           ----------------        ----------------
Revenue:
   Investment                                                              $          3,017        $         42,574
   Cash distribution income                                                          17,650                 194,790
                                                                           ----------------        ----------------
     Total Revenue                                                                   20,667                 237,364
                                                                           ----------------        ----------------

Expense:
   Asset management fees, affiliate (Note 4)                                        263,210                 255,371
    Impairment on investments in Local
      Limited Partnerships (Note 3)                                               1,372,000               1,117,000
   General and administrative (includes reimbursements
     to an affiliate in the amount of $87,007 and
     $77,130 in 2009 and 2008, respectively) (Note 4)                               194,139                 202,889
   Amortization                                                                       6,552                  11,871
                                                                            ---------------         ---------------
     Total Expense                                                                1,835,901               1,587,131
                                                                           ----------------        ----------------

Loss before equity in income (losses) of Local Limited Partnerships              (1,815,234)             (1,349,767)

Equity in income (losses) of Local Limited Partnerships (Note 3)                   (180,198)                 49,149
                                                                           ----------------        ----------------

Net Loss                                                                   $     (1,995,432)       $     (1,300,618)
                                                                           ================        ================

Net Loss allocated:
   General Partners                                                        $        (19,954)       $        (13,006)
   Limited Partners                                                              (1,975,478)             (1,287,612)
                                                                           ----------------        ----------------
                                                                           $     (1,995,432)       $     (1,300,618)
                                                                           ================        ================
Net Loss per Limited Partner Unit
   (36,497 Units)                                                          $         (54.13)       $         (35.28)
                                                                           =================        =================

The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP



                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   For the Years Ended March 31, 2009 and 2008





                                                                           Initial             Investor
                                                      General              Limited              Limited
                                                     Partners             Partners             Partners              Total

Balance at March 31, 2007                          $      68,990       $          100       $    6,829,917       $  6,899,007

Net Loss                                                 (13,006)                   -           (1,287,612)        (1,300,618)
                                                   -------------       --------------       --------------       ------------

Balance at March 31, 2008                                 55,984                  100            5,542,305          5,598,389

Net Loss                                                 (19,954)                   -           (1,975,478)        (1,995,432)
                                                   -------------       --------------       --------------       ------------

Balance at March 31, 2009                          $      36,030       $          100       $    3,566,827       $  3,602,957
                                                   =============       ==============       ==============       ============

   The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP




                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2009 and 2008


                                                                                 2009                    2008
                                                                           ----------------        ----------------
Cash flows from operating activities:
   Net Loss                                                                $     (1,995,432)       $     (1,300,618)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in income (losses) of Local Limited Partnerships                        180,198                 (49,149)
         Impairment on investments in Local
        Limited Partnerships                                                      1,372,000               1,117,000
     Amortization                                                                     6,552                  11,871
         Cash distributions included in net loss                                    (17,650)                      -
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Due to affiliates                                                            (67,337)               (319,499)
       Accrued expenses                                                               3,424                  23,495
                                                                           ----------------        ----------------
Net cash used for operating activities                                             (518,245)               (516,900)
                                                                           ----------------        ----------------

Cash flows from investing activities:
   Cash distributions received from Local
     Limited Partnerships                                                          158,698                 128,390
                                                                           ----------------           -------------
Net cash provided by investing activities                                          158,698                 128,390
                                                                           ----------------           ---------------

Net decrease in cash and cash equivalents                                         (359,547)               (388,510)

Cash and cash equivalents, beginning                                               469,376                 857,886
                                                                           ----------------           -------------

Cash and cash equivalents, ending                                          $       109,829        $        469,376
                                                                           ================        ================

 The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund's objectives are to: (i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; (ii) provide limited cash distributions from the operations of apartment complexes; and (iii) preserve and protect the Fund's capital. Arch Street VIII Limited Partnership ("Arch Street L.P."), a Massachusetts limited partnership consisting of Arch Street VIII, Inc., a Massachusetts corporation ("Arch Street, Inc.") as the sole general partner and MMA Financial, Inc. ("MMA") as the sole limited partner, is the sole General Partner of the Fund. Arch Street L.P. and Arch Street, Inc. are affiliates of MMA. The fiscal year of the Fund ends on March 31. On June 26, 2009, Municipal Mortgage & Equity, LLC (the parent company of MMA Financial, Inc.) entered into a purchase and sale agreement with JEN I, L.P. for the sale of substantially all of its low-income housing tax credit business, including the Fund and its General Partners. Upon the consummation of the sale transaction (expected to occur on or before August 31, 2009), the General Partners will be owned or controlled by JEN I, L.P.

The Partnership Agreement authorizes the sale of up to 200,000 units of limited partnership interest ("Units") at $1,000 per Unit in series. The first series offered 50,000 Units. On July 29, 1994, the Fund held its final investor closing. In total, the Fund received $36,497,000 of capital contributions from investors admitted as Limited Partners, for a total of 36,497 Units.

Under the terms of the Partnership Agreement, the Fund originally designated 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 2009 and 2008, the General Partner has designated $109,829 and $469,376, respectively, as such Reserves.

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

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Fund, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Fund's financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($4,235,556 and $5,935,354 at March 31, 2009 and 2008, respectively). The
Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund.

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

The General Partners have decided to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2008 and 2007 and for the years then ended.

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)
----------------------------------------------------

The Fund has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision to reduce the investment to the sum of the estimated remaining benefits will be recorded in the Fund's financial statements. The estimated remaining benefits for each Local Limited Partnership consist of estimated future tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Included in the estimated residual proceeds calculation is current net operating income capitalized at a regional rate specific to each Local Limited Partnership less the debt of the Local Limited Partnership. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Fund may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

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

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. Unless otherwise described, the fair values of the Fund's assets and liabilities, which qualify as financial instruments under SFAS No. 107, approximate their carrying amounts in the accompanying balance sheets.

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

Effect of New Accounting Principles

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

Financial assets accounted for at fair value on a recurring basis at March 31, 2009 include cash equivalents of $109,829.

SFAS No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Fund has not elected to measure any financial assets and financial liabilities at fair value under the provisions of SFAS No. 159.

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

The following is a summary of investments in Local Limited Partnerships at March 31, 2009 and 2008:


                                                                                    2009                 2008
                                                                              ----------------     --------------

Capital contributions and advances paid to Local Limited Partnerships         $     26,647,252     $   26,647,252

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $2,625,408 and $1,622,665)                    (15,517,498)        (15,354,950)

Cumulative cash distributions received from Local Limited Partnerships              (2,335,491)         (2,176,793)
                                                                              ----------------        --------------

Investments in Local Limited Partnerships before adjustments                         8,794,263           9,115,509

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                     1,003,989           1,003,989

   Cumulative amortization of acquisition fees and expenses                           (329,628)           (323,076)
                                                                              ----------------      -----------------

Investments in Local Limited Partnerships before valuation allowance                 9,468,624           9,796,422

Valuation allowance on investments in Local Limited Partnerships                    (5,233,068)         (3,861,068)
                                                                              ----------------      -----------------


Investments in Local Limited Partnerships                                     $     4,235,556         $  5,935,354
                                                                              ================      ==================




The Fund has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

3. Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2008 and 2007 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                   2008                2007
                                                                             ----------------    -----------------
Assets:
   Investment property, net                                                  $     37,726,084    $     39,501,283
   Other assets                                                                     3,742,006           4,087,444
                                                                             ----------------    ----------------
     Total Assets                                                            $     41,468,090    $     43,588,727
                                                                             ================    ================

Liabilities and Partners' Equity:
   Mortgage notes payable                                                    $     25,883,791    $     26,833,652
   Other liabilities                                                               11,318,344          10,916,144
                                                                             ----------------    ----------------
     Total Liabilities                                                             37,202,135          37,749,796
                                                                             ----------------    ----------------

Fund's Equity                                                                       6,434,351           7,738,338
Other partners' deficiency                                                         (2,168,396)         (1,899,407)
                                                                             ----------------    ----------------
     Total Partners' Equity                                                         4,265,955           5,838,931
                                                                             ----------------    ----------------
     Total Liabilities and Partners' Equity                                  $     41,468,090    $     43,588,727
                                                                             ================    ================

Summarized Statements of Operations - for the year ended December 31,

                                                                                   2008                2007
                                                                             ----------------    ----------

Rental and other income                                                      $      8,563,911    $      8,680,198

Expenses:
   Operating                                                                        5,705,541           5,507,941
   Interest                                                                         2,119,849           2,201,528
   Depreciation and amortization                                                    2,007,274           1,998,169
                                                                             ----------------    ----------------
     Total Expenses                                                                 9,832,664           9,707,638
                                                                             ----------------    ----------------

Net Loss                                                                     $     (1,268,753)   $     (1,027,440)
                                                                             ================    ================

Fund's share of net loss 2008 and 2007 (includes $2 and $65,                 $     (1,165,291)   $       (923,534)
                                                                             ================    ================
respectively, from previous years)
Other partners' share of net loss                                            $       (103,464)   $       (103,841)
                                                                             ================    ================

For the years ended March 31, 2009 and 2008, the Fund has not recognized $985,093 and $972,683, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.

The Fund's equity as reflected by the Local Limited Partnerships of $6,434,351 and $7,738,338 at December 31, 2008 and 2007, respectively, differs from the Fund's investments in Local Limited Partnerships before adjustments of $8,794,263 and $9,115,509 at December 31, 2008 and 2007, respectively, primarily due to cumulative unrecognized losses as described above and advances to Local Limited Partnerships that the Fund included in investments in Local Limited Partnerships.

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

4.   Transactions with Affiliates

An affiliate of the General Partner receives a base amount of 0.50% (annually adjusted by the CPI factor) of the Gross Proceeds as the annual Asset Management Fee for administering the affairs of the Fund. Included in the Statements of Operations are Asset Management Fees of $263,210 and $255,371 for the years ended March 31, 2009 and 2008, respectively. During the years ended March 31, 2009 and 2008, $0 and $680,000 respectively, were paid out of available cash flow for Asset Management Fees. As of March 31, 2009 and 2008, $553,319 and $290,109, respectively, is payable for Asset Management Fees.

An affiliate of the General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2009 and 2008 is $87,007 and $77,130, respectively that the Fund incurred for these expenses. During the years ended March 31, 2009 and 2008, $393,000 and $0 respectively, were paid to the affiliate of the General Partner. As of March 31, 2009 and 2008, $126,785 and $432,778,
respectively, is payable to an affiliate of the General Partner.

An affiliate of the General Partner is reimbursed for the actual cost of the Fund's operating expenses, which includes a reimbursement for salaries and benefits. As of March 31, 2009 2008, $12,366 and $36,920, respectively, is reimbursable to the affiliate.

5.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2009 and 2008 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2008 and 2007:

                                                                                    2009                 2008
                                                                               --------------       --------------

Net Loss per financial statements                                              $   (1,995,432)      $   (1,300,618)

Equity in losses of Local Limited Partnerships for tax purposes in
   excess of equity in losses for financial reporting purposes                       (303,966)            (154,560)

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                  (985,093)            (972,683)

Adjustment to reflect March 31 fiscal year end to
   December 31 taxable year end                                                          (325)              11,025

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                   (29,957)             (24,638)

Provision for valuation allowance on investments in Local
   Limited Partnerships not deductible for tax purposes                             1,372,000            1,117,000

Cash distributions included in net loss for financial reporting purposes              (17,650)                   -
                                                                               --------------       --------------

Net Loss per tax return                                                        $   (1,960,423)      $   (1,324,474)
                                                                               ==============       ==============

           BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

5.   Federal Income Taxes (continued)

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2009 and December 31, 2008, respectively are as follows:


                                                                Financial
                                                                Reporting            Tax
                                                                Purposes          Purposes           Differences

Investments in Local Limited Partnerships                   $    4,235,556     $    3,591,843      $      643,713
                                                            ==============     ==============      ==============
Other assets                                                $      109,829     $    4,765,379      $   (4,655,550)
                                                            ==============     ==============      ==============
Liabilities                                                 $      742,428     $      628,769      $      113,659
                                                            ==============     ==============      ==============

The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $5,733,000 more than for financial reporting purposes, including approximately $2,625,000 of losses the Fund has not recognized relating to six Local Limited Partnerships whose cumulative equity in losses exceeded the total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $161,000; (iii) the Fund has provided an impairment allowance of approximately $5,233,000 against its investments in Local Limited Partnerships for financial reporting purposes; and (iv) organizational and offering costs of approximately $4,664,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

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

           BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

6.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of March 31, 2009 or 2008 or net losses for the years ended either March 31, 2009 or 2008. The following financial information represents the performance of these Local Limited Partnerships for the years ended December 31, 2008 and 2007:

Beaverdam Creek Associates, a Limited Partnership                                  2008                    2007
-------------------------------------------------                             ---------------         ---------------
Total Assets                                                                  $     5,225,185         $     5,467,085
Total Liabilities                                                             $     4,139,080         $     4,213,653
Revenue                                                                       $     1,109,874         $     1,129,166
Net Income                                                                    $        36,062         $        48,471

Oak Knoll Renaissance, Limited Partnership
Total Assets                                                                  $     7,547,782         $     8,029,600
Total Liabilities                                                             $     4,277,446         $     4,672,870
Revenue                                                                       $     2,029,546         $     1,970,253
Net Income                                                                    $        15,561         $       185,462

Pike Place, A Limited Partnership
Total Assets                                                                  $     3,233,349         $     3,459,348
Total Liabilities                                                             $     2,881,876         $     2,966,102
Revenue                                                                       $       657,330         $       647,561
Net Loss                                                                      $      (141,773)        $      (104,413)