Form 10-Q
period 2009-06-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2009-08-14
CIK 911568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2009
                               -------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from          to
                               -------       ------------

               Commission file number 0-26522
                                     ----------

       Boston Financial Tax Credit Fund VIII, A Limited Partnership
      --------------------------------------------------------------
         (Exact name of registrant as specified  in its charter)


        Massachusetts                         04-3205879
---------------------------------      --------------------------
 (State or other jurisdiction of     (I.R.S. Employer Identification No.)
  incorporation or organization)



   101 Arch Street, Boston, Massachusetts                02110-1106
---------------------------------------------  --------------------------
  (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
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

Large accelerated filer   ___   Accelerated Filer  ___
Non-accelerated filer     ___   Smaller reporting company   X
(Do not check if a smaller                                -----
 reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b -2 of the Exchange Act).

                                Yes    No X .
                                  ----   ----

      BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                        TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheets - June 30, 2009 (Unaudited) and March 31, 2009 (Audited)                 1

         Statements of Operations (Unaudited) - For the Three
            Months Ended June 30, 2009 and 2008                                                  2

         Statement of Changes in Partners' Equity (Unaudited) -
            For the Three Months Ended June 30, 2009                                             3

         Statements of Cash Flows (Unaudited) - For the Three
            Months Ended June 30, 2009 and 2008                                                  4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                 10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                             14

Item 4.  Controls and Procedures                                                                14

PART II - OTHER INFORMATION

Items 1-6                                                                                       15

SIGNATURE                                                                                       16

CERTIFICATIONS                                                                                  17


             BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                                 BALANCE SHEETS
             June 30, 2009 (Unaudited) and March 31, 2009 (Audited)




Assets                                                                           June 30                March 31
--------                                                                   -----------------        ----------------

Cash and cash equivalents                                                    $        32,530         $       109,829
Investments in Local Limited Partnerships (Note 1)                                 3,624,511               4,235,556
                                                                             ---------------         ---------------
     Total Assets                                                            $     3,657,041         $     4,345,385
                                                                             ===============         ===============

Liabilities and Partners' Equity
--------------------------------
Due to affiliate                                                             $       767,595         $       692,470
Accrued expenses                                                                      69,702                  49,958
                                                                             ---------------         ---------------
     Total Liabilities                                                               837,297                 742,428

General, Initial and Investor Limited Partners' Equity                             2,819,744               3,602,957
                                                                             ---------------         ---------------
     Total Liabilities and Partners' Equity                                  $     3,657,041         $     4,345,385
                                                                             ===============         ===============

    The accompanying notes are an integral part of thesefinancial statements.

             BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2009 and 2008
                                   (Unaudited)



                                                                                 2009                    2008
                                                                           ----------------        ----------------
Revenue:
   Investment                                                              $            385        $          1,596
                                                                           -----------------       ----------------
      Total Revenue                                                                     385                   1,596
                                                                           -----------------       ----------------

Expense:
   Asset management fees, affiliate                                                  65,852                  65,786
   Provision for valuation allowance on advances to Local
       Limited Partnerships                                                         149,241                       -
   Impairment on investments in Local Limited Partnerships                          499,000                       -
   General and administrative (includes reimbursements
     to an affiliate in the amount of  $21,615 and
     $16,790 in 2009 and 2008, respectively)                                         52,801                  44,384
   Amortization                                                                       1,638                   2,968
                                                                           ----------------        ----------------
     Total Expenses                                                                 768,532                 113,138
                                                                           ----------------        ----------------

Loss before equity in income (losses) of Local Limited Partnerships                (768,147)               (111,542)

Equity in income (losses) of Local Limited Partnerships (Note 1)                    (15,066)                 20,475
                                                                           ----------------        ----------------

Net Loss                                                                   $       (783,213)       $        (91,067)
                                                                           ================        ================

Net Loss allocated:
   General Partners                                                        $         (7,832)       $           (911)
   Limited Partners                                                                (775,381)                (90,156)
                                                                           ----------------        ----------------
                                                                           $       (783,213)       $        (91,067)
                                                                           ================        ================
Net Loss per Limited Partner Unit
   (36,497 Units)                                                          $         (21.25)       $          (2.47)
                                                                           ================        ================

    The accompanying notes are an integral part of thesefinancial statements.

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP



                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                    For the Three Months Ended June 30, 2009
                                   (Unaudited)






                                                               Initial           Investor
                                              General          Limited            Limited
                                             Partners          Partner           Partners            Total
                                            -----------     -----------       --------------    --------------
    Balance at March 31, 2009               $    36,030     $       100       $    3,566,827    $    3,602,957

    Net Loss                                     (7,832)              -             (775,381)         (783,213)
                                            -----------     -----------       --------------    --------------

    Balance at June 30, 2009                $    28,198     $       100       $    2,791,446    $    2,819,744
                                            ===========     ===========       ==============    ==============

   The accompanying notes are an integral part of thesefinancial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2009 and 2008
                                   (Unaudited)





                                                                                  2009                2008
                                                                              -------------       -------------

Net cash used for operating activities                                        $     (23,399)      $    (199,536)

Net cash provided by (used for) investing activities                                (53,900)            106,963
                                                                              -------------       -------------

Net decrease in cash and cash equivalents                                           (77,299)            (92,573)

Cash and cash equivalents, beginning                                                109,829             469,376
                                                                              -------------       -------------

Cash and cash equivalents, ending                                             $      32,530       $     376,803
                                                                              =============       =============

   The accompanying notes are an integral part of thesefinancial statements.

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form10-K for the year ended March 31, 2009. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2009 and 2008.

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

1.   Investments in Local Limited Partnerships
______________________________________________
The Fund has limited partnership interests in nine Local Limited Partnerships, which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. The Fund's ownership interest in the Local Limited Partnerships is 99%, with the exception of Springwood, which is 79.20%, Hemlock Ridge, which is 77% and Pike Place and West End Place, which are 90%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

           BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)
________________________________________________________
The following is a summary of investments in Local Limited Partnerships at June 30, 2009 and March 31, 2009:

                                                                                   June 30              March 31
                                                                              ----------------      --------------

Capital contributions and advances paid to Local Limited Partnerships            $26,796,494           $26,647,252

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $2,902,413 and $2,625,408 at
    June 30 and March 31, 2009, Respectively)                                    (15,532,564)          (15,517,498)

Cumulative cash distributions received from Local Limited Partnerships           (2,430,832)           (2,335,491)
                                                                               ---------------       --------------

Investments in Local Limited Partnerships before adjustments                      8,833,098             8,974,263

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                  1,003,989             1,003,989

   Cumulative amortization of acquisition fees and expenses                        (331,266)             (329,628)
                                                                               --------------         --------------

Investments in Local Limited Partnerships before valuation allowance              9,505,821             9,468,624

Valuation allowance on investments in Local Limited Partnerships                 (5,881,310)           (5,233,068)
                                                                               -------------          --------------

Investments in Local Limited Partnerships                                        $3,624,511            $4,235,556
                                                                               =============          ==============


During the three months ended June 30, 2009, the Fund advanced $149,241 to one of the Local Limited Partnerships, all of which was reserved.

The Fund has also recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund's share of net loss of the Local Limited Partnerships for the three months ended June 30, 2009 and 2008 is $292,071 and $232,067, respectively. For the three months ended June 30, 2009 and 2008, the Fund has not recognized $277,005 and $252,542, respectively, of equity in losses relating to certain Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnership.

The Fund anticipates the interest in one Local Limited Partnership will terminate as result of the underlying property foreclosure. This will result in the recapture of tax credits to the partners of the Fund.

             BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                   (Unaudited)

2.   Fair Value Measurements
____________________________
SFAS No. 157
_____________
In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Fund adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis effective April 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Fund's Financial Statements. The Fund does not expect the adoption of the remaining provisions of SFAS No. 157 to have a material effect on the Fund's financial position, operations or cash flow. This standard requires that a Fund measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

Financial assets accounted for at fair value on a recurring basis at June 30, 2009 and March 31, 2009 includes cash equivalents of $32,530 and $109,829, respectively.

SFAS No. 159
_____________
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Fund has not elected to measure any financial assets and financial liabilities at fair value under the provisions of SFAS No. 159.

             BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                   (Unaudited)

3.   New Accounting Principles
______________________________
FIN48-3
_______
In December 2008, the Financial Accounting Standards Board (`FASB") issued Interpretation No. 48-3 "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises" ("FIN48-3"). FIN48-3 deferred the effective date of FIN48 for certain nonpublic organizations. The deferred effective date is intended to give the FASB additional time to develop guidance on the application of FIN48 by pass-through and not-for-profit entities. The General Partner may modify the Fund's disclosures if the FASB's guidance regarding the application of FIN48 to pass-through entities changes.

SFAS No. 168
____________
In June 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 establishes the FASB Standards Accounting Codification ("Codification") as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement will not have an impact on the Fund's financial position or results of operations, but will change the way in which GAAP is referenced in the Fund's financial statements. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009.

SFAS No. 165
____________
In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Fund adopted SFAS 165 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of June 30, 2009 through August 14, 2009, the date the financial statements were issued. During this period, the Fund did not have any recognizable subsequent events.

FAS 107-1 and APB 28-1
______________________
In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 107-1 and APB 28-1, "Interim disclosures about Fair Value Measurement", which amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosures about the fair value of financial instruments for interim reporting periods. This FSP also requires companies to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to describe any changes during the period. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. Fund adopted FSP FAS 107-1 and APB 28-1 effective April 1, 2009 and the adoption did not have a material impact on the Fund's financial position or results of operations.

4.   Significant Subsidiaries
_____________________________
The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of June 30, 2009 or 2008 or net losses for the three months ended either June 30, 2009 or 2008. The following financial information represents the performance of these Local Limited Partnerships for the three months ended March 31, 2009 and 2008:

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                   (Unaudited)

4.   Significant Subsidiaries (continued)

                                                                                   2009                     2008
                                                                              ---------------           --------------

Beaverdam Creek Associates, a Limited Partnership
Revenue                                                                       $       277,400         $       282,200
Net Income                                                                    $         8,700         $        11,900

Oak Knoll Renaissance, Limited Partnership
Revenue                                                                       $       507,400         $       492,600
Net Income                                                                    $         3,900         $        46,600

Pike Place, A Limited Partnership
Revenue                                                                       $       164,300         $       161,900
Net Loss                                                                      $       (35,700)        $       (26,000)

West End Place, A Limited Partnership
Revenue                                                                       $       128,900         $       140,200
Net Loss                                                                      $       (30,600)        $       (15,600)


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

Critical Accounting Policies
____________________________
The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Fund, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Fund's financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($3,624,511 and $4,235,556 at June 30, 2009 and March 31, 2009,
respectively). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund.

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

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources
_______________________________
At June 30, 2009, the Fund had cash and cash equivalents of $32,530, as compared to $109,829 at March 31, 2009. The decrease is primarily attributable to cash used for operating activities partially offset by cash distributions received from Local Limited Partnerships.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2009 and March 31, 2009, $32,530 and $109,829, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $69,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2009, the Fund has advanced approximately $1,358,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate. To date, the Fund has used approximately $584,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2009, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions
__________________
No cash distributions were made during the three months ended June 30, 2009.

Results of Operations
_____________________
For the three months ended June 30, 2009, the Fund's operations resulted in a net loss of $783,213 as compared to a net loss of $91,067 for the three months ended June 30, 2008. The increase in net loss is primarily attributable to an increase in impairment on investments in Local Limited Partnerships, an increase in provision for valuation allowance on advances in Local Limited Partnerships and a decrease in equity in income of Local Limited Partnerships. Impairment on investments in Local Limited Partnerships increased due to the Fund recording an impairment allowance for its investments in certain Local Limited Partnerships. The increase in provision for valuation allowance on advances to Local Limited Partnerships is the result of an increase in advances made to Local Limited Partnerships for the three months ended June 30, 2009, as compared to the same three month period of 2008. The change in equity in income of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero.

           BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update
__________________
The Fund is a Massachusetts limited partnership organized to invest in Local Limited Partnerships which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund's objectives are to: (i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; (ii) provide limited cash distributions from the operations of apartment complexes; and (iii) preserve and protect the Fund's capital. The fiscal year of the Fund ends on March 31.

Municipal Mortgage & Equity, LLC ("MuniMae") is in the process of selling substantially all of the assets of its Low Income Housing Tax Credit business to a venture consisting of JEN Partners, LLC or its affiliates ("JEN") and/or Real Estate Capital Partners, LP or its affiliates ("RECP"). The first stage of this sale closed on July 30, 2009 and a second closing is scheduled for on or about August 31, 2009. The entire sale will be completed no later than December 31, 2009. Upon completion of the acquisition, the business will be owned by Boston Financial Investment Management, LP, a Delaware limited partnership, which is directly and indirectly owned by JEN and/or RECP ("Boston Financial"). The general partner of Boston Financial will be BFIM Management, LLC, a JEN affiliate. Effective as of July 30, 2009, MuniMae has engaged BFIM Asset Management, LLC ("BFIM"), an affiliate of Boston Financial, to provide asset management to the Fund. Most of the employees of MuniMae's LIHTC business have joined Boston Financial and BFIM; the operations of the business are to remain intact in the Boston office and the Fund will continue to be managed and administered in the ordinary course.

Arch Street VIII, Inc. is the Managing General Partner of the Fund ("Arch Street") and Arch Street VIII Limited Partnership is the co-General Partner of the Fund ("Arch Street LP"). The general partner of Arch Street LP is Arch Street. In connection with the above-described transaction, the ownership interests in Arch Street are being transferred from entities controlled by MuniMae to one or more entities controlled by or associated with Boston Financial. The transfer is expected to occur on or about August 31, 2009, and will not change the organizational structure of the Fund. The principal office and place of business of the Fund subsequent to the transfer will continue to be 101 Arch Street, 13th Floor, Boston, Massachusetts 02110.

As of June 30, 2009, the Fund's investment portfolio consists of limited partnership interests in nine Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,429 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. The Compliance Period expired for three of the nine Properties on December 31, 2008. Between December 31, 2009 and December 31, 2010, the Compliance Period of the remaining six Properties in which the Fund has an interest will expire. It is unlikely that the General Partner will be able to dispose of the Fund's Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved. The General Partner has negotiated an agreement that will ultimately allow the Fund to dispose of its interest in three Local Limited Partnerships in 2009. The Fund has not disposed of any Local Limited Partnership interests during the three months ended June 30, 2009.

The Fund is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

         BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions
_____________________
Five of the Properties in which the Fund has an interest had stabilized operations and operated above break-even at March 31, 2009. Four Properties have generated cash flow deficits in prior periods that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, a few Properties have previously experienced operating difficulties that could either: (i) have an adverse impact on the Fund's liquidity; (ii) result in their foreclosure; or (iii) result in the General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period, in the event below breakeven operations recur. Also, the General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

The Managing General Partner anticipates transferring the Fund's interest in the Local Limited Partnership that owns Pike Place, located in Fort Smith, Arkansas, in the third quarter fiscal year 2010. Net sales proceeds, if any, as well as taxable income, are unknown at this time.

The Managing General Partner anticipates transferring the Fund's interest in the Local Limited Partnership that owns West End Place Apartments, located in Springdale, Arkansas, in the third quarter fiscal year 2010. Net sales proceeds, if any, as well as taxable income, are unknown at this time.

The Managing General Partner anticipates the Fund's interest in the Local Limited Partnership that owns Live Oak Apartments, located in West Palm Beach, Florida, to terminate as a result of the Property foreclosing in late 2009 or early 2010. Currently, the Managing General Partner estimates that there will be a $1,380,027 recapture penalty, or $37.81 per Unit, and estimates 2009 taxable gain for approximately $3,175,000, or $86.99 per Unit, which does not include the recapture penalty. The Compliance Period expires on December 31, 2010.

         BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP



            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

                             CONTROLS AND PROCEDURES



Disclosure Controls and Procedures
__________________________________
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2009, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting
_________________________________________
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an assessment of the effectiveness of our internal control over financial reporting. This assessment was based upon the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management assessed the Fund's internal control over financial reporting as of June 30, 2009. Based on this assessment, management concluded that, as of June 30, 2009, the Fund's internal control over financial reporting were designed efeectively.

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


             (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2009

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 14, 2009              BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                   A LIMITED PARTNERSHIP


                                   By: Arch Street VIII Limited Partnership,
                                       its General Partner



                                     /s/Greg Judge
                                     ______________
                                      Greg Judge
                                      President
                                      Arch Street VIII Limited Partnership