Form 10-Q/A
period 2009-09-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2009-11-16
CIK 911568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q/A


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

                             EXPLANATORY NOTE
                            _____________________

   We are filing this 10-Q/A to amend our form 10Q filed on November 16,2009. The purpose of the amendment is to correct an error on the Provision for valuation allowance on advances to Local Limited Partnerships line on the Income Statement.

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

               BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP




                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2009 and 2008
                                   (Unaudited)




                                                             Three Months Ended                          Six Months Ended
                                                     September 30,         September 30,        September 30,       September 30,
                                                         2009                   2008                2009               2008
                                                   ----------------      ----------------     ----------------      --------------
Revenue
  Investment                                        $        86            $        781        $          471        $       2,376
                                                    ---------------      ----------------     ------------------    ---------------

     Total Revenue                                           86                     781                   471                2,376
                                                    ---------------      ----------------     ----------------      --------------

Expenses:
  Asset management fees, affiliate                       65,852                  65,786               131,704              131,572
   Provision for valuation allowance on
   advances to Local Limited Partnerships                59,905                       -               209,146                    -
   Impairment on investments in Local
   Limited Partnerships                                  19,000                       -               518,000                    -

General and administrative (includes reimbursements
 to an affiliate in the amounts of $45,337 and $37,696
 for the six months ended September 30, 2009 and 2008,
 respectively)                                           42,256                  46,298                95,177               90,681
  Amortization                                                -                   2,968                 1,518                5,936
                                                    ---------------       ----------------       ----------------- ---------------

     Total Expenses                                     187,013                 115,052               955,545              228,189
                                                    ---------------       ----------------       ----------------    --------------

Loss before equity in income
  (losses) of Local Limited Partnerships               (186,927)               (114,271)             (955,074)            (225,813)
2
Equity in income (losses) of Local Limited
  Partnerships (Note 1)                                  25,265                 (89,364)               10,199              (68,889)


Loss on sale of investments in Local
 Limited Partnerships                                  (136,762)                      -              (136,762)                   -
                                                   -------------          ----------------        --------------      -------------



Net Loss                                            $  (298,424)            $  (203,635)        $  (1,081,637)       $    (294,702)
                                                    ===============        ===============    ================      ===============

Net Loss allocated:
  General Partners                                  $    (2,984)           $     (2,036)        $     (10,816)       $      (2,947)
  Limited Partners                                     (295,440)               (201,599)           (1,070,821)            (291,755)
                                                    ---------------        ---------------    ----------------      ---------------
                                                    $  (298,424)           $   (203,635)        $  (1,081,637)       $    (294,702)
                                                    ===============        ==============     ================      ===============

Net Loss Per Limited Partner
  Unit (36,497 Units)                               $     (8.09)           $      (5.52)         $     (29.34)        $      (7.99)
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