Form 10-Q
period 2009-12-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2010-02-16
CIK 911568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 2009
                              ---------------------------------

                                         OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      XCHANGE ACT OF 1934


For the transition period from            to
                               ---------       ---------

               Commission file number 0-26522

    Boston Financial Tax Credit Fund VIII, A Limited Partnership
___________________________________________________________________
            (Exact name of registrant as specified in its charter)


      Massachusetts                              04-3205879
----------------------------------       -------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)


   101 Arch Street, Boston, Massachusetts              02110-1106
---------------------------------------------   -------------------------
  (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
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

Large accelerated filer ___                       Accelerated Filer  ___
Non-accelerated filer   ___  (Do not check if
 a smaller reporting company)                     Smaller reporting company X
                                                                         ------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b -2 of the Exchange Act).

                                 Yes No X .

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1.  Financial Statements

         Balance Sheets - December 31, 2009 (Unaudited)
            and March 31, 2009 (Audited)                                                         1

         Statements of Operations (Unaudited) - For the Three and Nine
            Months Ended December 31, 2009 and 2008                                              2

         Statement of Changes in Partners' Equity (Unaudited) -
            For the Nine Months Ended December 31, 2009                                          3

         Statements of Cash Flows (Unaudited) - For the Nine
            Months Ended December 31, 2009 and 2008                                              4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                 10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                             16

Item 4.  Controls and Procedures                                                                16

PART II - OTHER INFORMATION

Items 1-6                                                                                       17

SIGNATURE                                                                                       18

CERTIFICATIONS                                                                                  19

          BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP


                                 BALANCE SHEETS
           December 31, 2009 (Unaudited) and March 31, 2009 (Audited)




Assets                                                                           December 31               March 31
--------                                                                   ------------------        ----------------

Cash and cash equivalents                                                    $       673,913         $       109,829
Investments in Local Limited Partnerships (Note 1)                                 2,398,338               4,235,556
Other Assets                                                                             466                       -
                                                                            -----------------         ---------------
  Total Assets                                                               $     3,072,717         $     4,345,385

                                                                            =================       ================

Liabilities and Partners' Equity

Due to affiliate                                                             $       756,830         $       692,470
Accrued expenses                                                                      40,741                  49,958
                                                                             ---------------         ---------------
     Total Liabilities                                                               797,571                 742,428

General, Initial and Investor Limited Partners' Equity                             2,275,146               3,602,957
                                                                             ---------------         ---------------
     Total Liabilities and Partners' Equity                                  $     3,072,717         $     4,345,385
                                                                             ================         ===============


   The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP



                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2009 and 2008
                                   (Unaudited)




                                                             Three Months Ended                         Nine Months Ended
                                                     December 31,          December 31,         December 31,          December 31,
                                                         2009                   2008                2009                 2008
                                                   ----------------      ----------------     ----------------      ---------------
Revenue
  Investment                                        $        2,430         $         327        $       2,901          $      2,703
                                                    ---------------      ----------------     ---------------       ---------------

     Total Revenue                                           2,430                   327                2,901                 2,703
                                                    ---------------      ----------------     ----------------      ----------------

Expenses:
  Asset management fees, affiliate                          65,852                65,786              197,556               197,358
  Provision for valuation allowance on
  advances to Local Limited Partnerships                         -                     -              209,146                     -
  Impairment on investments in Local
  Limited Partnerships1                                    198,000               495,000              716,000               495,000
  General and administrative (includes reimbursements
  to an affiliate in the amounts of $79,170 and $55,218
  for the nine months ended December 31, 2009               58,177                46,506              153,354              137,187
  and 2008, respectively)
  Amortization                                                 437                 2,968                1,955                8,904
                                                    ------------------   ----------------     ----------------      ---------------
     Total Expenses                                        322,466               610,260            1,278,011              838,449
                                                    ------------------   ----------------     ----------------      ---------------



Loss before equity in income
     of Local Limited Partnerships                        (320,036)             (609,933)         (1,275,110)             (835,746)


Equity in income of Local Limited
  Partnerships (Note 1)                                     73,862                97,191             84,061                 28,302


Loss on sale of investments in Local
     Limited Partnerships                                        -                     -           (136,762)                     -
                                                    -----------------      ---------------     ---------------       --------------

Net Loss                                            $     (246,174)       $     (512,742)      $ (1,327,811)           $  (807,444)
                                                    =================      ===============    ================      ================

Net Loss allocated:
  General Partners                                  $       (2,462)       $       (5,127)      $    (13,278)           $    (8,074)
  Limited Partners                                        (243,712)             (507,615)        (1,314,533)             (799,370)
                                                    ---------------        ---------------    ----------------      ----------------
                                                    $     (246,174)       $     (512,742)      $ (1,327,811)          $  (807,444)
                                                    ===============        ===============    ================      ================

Net Loss Per Limited Partner
  Unit (36,497 Units)                               $       (6.68)        $      (13.91)       $     (36.02)          $   (21.90)
                                                    ==============         ==============     ===============       ===============


   The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                   For the Nine Months Ended December 31, 2009
                                   (Unaudited)





                                                               Initial           Investor
                                              General          Limited            Limited
                                             Partners          Partner           Partners            Total

    Balance at March 31, 2009               $    36,030     $       100       $    3,566,827    $    3,602,957

    Net Loss                                    (13,278)              -           (1,314,533)       (1,327,811)
                                            -----------     -----------       --------------    --------------

    Balance at December 31, 2009            $    22,752     $       100       $    2,252,294    $    2,275,146
                                            ===========     ===========       ==============    ==============



    The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2009 and 2008
                                   (Unaudited)





                                                                                  2009                 2008
                                                                              -------------       -------------

Net cash used for operating activities                                        $    (293,332)      $    (509,413)

Net cash provided by investing activities                                           857,416             141,048
                                                                              -------------       -------------

Net increase (decrease) in cash and cash equivalents                                564,084            (368,365)

Cash and cash equivalents, beginning                                                109,829             469,376
                                                                              -------------       -------------

Cash and cash equivalents, ending                                             $     673,913       $     101,011
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

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2009 and 2008.

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

                BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

>


The following is a summary of investments in Local Limited Partnerships at December 31, 2009 and March 31, 2009:

                                                                                 December 31            March 31
                                                                              ----------------      --------------

Capital contributions and advances paid to Local Limited Partnerships            $19,336,206           $26,647,252

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $3,490,399 and $2,625,408 at
    December 31 and March 31, 2009, respectively)                                (11,989,662)          (15,517,498)

Cumulative cash distributions received from Local Limited Partnerships              (837,342)           (2,335,491)
                                                                                 -------------         -------------

Investments in Local Limited Partnerships before adjustments                       6,509,202             8,974,263

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                     662,167             1,003,989

   Cumulative amortization of acquisition fees and expenses                         (197,817)             (329,628)
                                                                                 -------------          -------------

Investments in Local Limited Partnerships before valuation allowance               6,973,552              9,468,624

Valuation allowance on investments in Local Limited Partnerships                  (4,575,214)            (5,233,068)
                                                                                 -------------          --------------

Investments in Local Limited Partnerships                                        $  2,398,338           $ 4,235,556
                                                                                  ============          ==============


During the nine months ended December 31, 2009, the Fund advanced $209,146 to one of the Local Limited Partnerships, all of which was reserved.

The Fund has also recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund's share of net loss of the Local Limited Partnerships for the nine months ended December 31, 2009 and 2008 is $934,634 and $675,176, respectively. For the nine months ended December 31, 2009 and 2008, the Fund has not recognized $1,018,695 and $703,478, respectively, of equity in losses relating to certain Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnership.

During the nine months ended December 31, 2009, the fund sold its interests in three Local Limited Partnerships, resulting in a net loss of $136,762. The Fund anticipates the interest in one Local Limited Partnership will terminate as result of the underlying property foreclosure. This will result in the recapture of tax credits to the partners of the Fund.

             BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                   (Unaudited)

2.   Fair Value Measurements

In September 2006, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which provided enhanced guidance for using fair value to measure assets and liabilities. The authoritative guidance, which is effective for financial statements issued in fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, established a common definition of fair value, providing a framework for measuring fair value under U.S. generally accepted accounting principles and expanding disclosure requirements about fair value measurements. In February 2008, additional authoritative guidance was issued which delays the above effective date for fair value measurement of all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Fund adopted certain provisions of the authoritative guidance for financial assets and liabilities recognized at fair value on a recurring basis effective April 1, 2008. This partial adoption did not have a material impact on the Fund's Financial Statements. The Fund does not expect the adoption of the remaining provisions to have a material effect on the Fund's financial position, operations or cash flow. This authoritative guidance requires that a Fund measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

Subsequent Events

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Fund adopted this authoritative guidance for the quarter ended June 30, 2009 and has evaluated subsequent events after the balance sheet date of December 31, 2009 through February 16, 2010, the date the financial statements were issued.

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

Consolidation of Variable Interest Entities

In June 2009, the FASB issued authoritative guidance which amends existing consolidation guidance for variable interest entities. The guidance requires ongoing reassessment to determine whether a variable interest entity must be consolidated, requires additional disclosures regarding involvement with variable interest entities and disclosure of any significant changes in risk exposure due to that involvement. This guidance will be effective for the Fund's fiscal year beginning April 1, 2010. The Fund is currently evaluating the effects of this guidance on its financial statements.

              BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                   (Unaudited)

4.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of December 31, 2009 or 2008 or net losses for the three months then ended. The following financial information represents the performance of these Local Limited Partnerships for the three months ended September 30, 2009 and 2008:

                                                                                   2009                     2008
                                                                              ---------------           ------------

Beaverdam Creek Associates, a Limited Partnership
Revenue                                                                               N/A               $   280,031
Net Income                                                                            N/A               $    16,676

Oak Knoll Renaissance, Limited Partnership
Revenue                                                                          $ 525,982              $   510,978
Net Income (Loss)                                                                $  74,608              $    (9,200)



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

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Fund, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Fund's financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($2,398,338 and $4,235,556 at December 31, 2009 and March 31, 2009,
respectively). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund.

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

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At December 31, 2009, the Fund had cash and cash equivalents of $673,913, as compared to $109,829 at March 31, 2009. The increase is primarily attributable to proceeds from the sale of investments in Local Limited Partnerships and cash distributions received from Local Lmited Partnerships partially offset by cash used for operating activities.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2009 and March 31, 2009, approximately $428,000 and $109,829, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $69,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2009, the Fund has advanced approximately $1,417,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate. To date, the Fund has used approximately $89,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2009, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended December 31, 2009.

Results of Operations

Three Month Period

For the three months ended December 31, 2009, the Fund's operations resulted in a net loss of $246,174 as compared to a net loss of $512,742 for the three months ended December 31, 2008. The decrease in net loss is primarily attributable to a decrease in impairment on investments in Local Limited Partnerships, partially offset by a decrease in equity in income of Local Limited Partnerships and increase in general and administrative expenses. Impairment on investments in Local Limited Partnerships decreased due to the Fund recording less impairment allowance for its investments in certain Local Limited Partnerships. The change in equity in income is due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying value of zero. General and admistrative costs increased primarily due to increased charges due to an affiliate of the Managing General Partner for operations and administrative expenses necessary for the operation of the Fund.

              BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Nine Month Period

For the nine months ended December 31, 2009, the Fund's operations resulted in a net loss of $1,327,811 as compared to a net loss of $807,444 for the nine months ended December 31, 2008. The increase in net loss is primarily attributable to an increase in impairment on investments in Local Limited Partnerships, an increase in provision for valuation allowance on advances to Local Limited Partnerships and a loss on sale of investments in Local Limited Partnerships. Impairment on investments in Local Limited Partnerships increased due to the Fund recording an impairment allowance for its investments in certain Local Limited Partnerships. The increase in provision for valuation allowance on advances to Local Limited Partnerships is the result of an increase in advances made to Local Limited Partnerships for the nine months ended December 31, 2009, as compared to the same nine month period of 2008. The increase in loss on sale of investments in Local Limited Partnerships is primarily due to a loss from the sale of one Local Limited Partnership.

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

Arch Street VIII, Inc. is the Managing General Partner of the Fund ("Arch Street") and Arch Street VIII Limited Partnership is the co-General Partner of the Fund ("Arch Street LP"). The general partner of Arch Street LP is Arch Street. In connection with the above-described transaction, on October 13, 2009, ownership and control of the Managing General Partner and control of the co-General Partner were directly and/or indirectly transferred from an affiliate of MuniMae to Boston Financial. The transfer did not change the organizational structure of the Fund. The principal office and place of business of the Fund will continue to be 101 Arch Street, 13th Floor, Boston, Massachusetts 02110.

As of December 31, 2009, the Fund's investment portfolio consists of limited partnership interests in six Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,429 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. The Compliance Period expired for five of the six Properties on December 31, 2009. The Compliance Period of the remaining Property in which the Fund has an interest will expire December 31, 2010. It is unlikely that the General Partner will be able to dispose of the Fund's Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved. The Fund did not dispose of any Local Limited Partnership interests during the three-months ended December 31, 2009.

The Fund is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

             BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

Four of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven at September 30, 2009. Two Properties have generated cash flow deficits in prior periods that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows. However, a few Properties have previously experienced operating difficulties that could either: (i) have an adverse impact on the Fund's liquidity; (ii) result in their foreclosure; or (iii) result in the General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period, in the event below breakeven operations recur. Also, the General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, the Managing General Partner transferred the Fund's interest in the Local Limited Partnership that owns Pike Place, located in Fort Smith, Arkansas, on September 30, 2009. The Fund received $351,083, or $9.62 per Unit. The General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of the net proceeds in Reserves. The Managing General Partner currently estimates a 2009 tax loss of $245,603, or $6.73 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner transferred the Fund's interest in the Local Limited Partnership that owns West End Place Apartments, located in Springdale, Arkansas, on September 30, 2009. The Fund received $974, or $0.03 per Unit. The General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of the net proceeds in Reserves. The Managing General Partner currently estimates a 2009 taxable income of $557,917, or $15.29 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner anticipated the Fund's interest in the Local Limited Partnership that owns SpringWood Apartments, located in Tallahassee, Florida, would be terminated upon the sale of the Property in the third quarter of 2008, a transaction that could have resulted in net sales proceeds to the Fund of approximately $1,600,000, or $44.20 per Unit. In July 2008, the potential buyer withdrew their interest to purchase this Property. The Managing General Partner is currently exploring alternative exit strategies for this Local Limited Partnership interest. The Managing General Partner anticipates the Fund's interest in the Local Limited Partnership will generally terminate no earlier than 90 days upon the sale of the Property in January 2011. Net sales proceeds to the Fund are not known at this time.

As previously reported, the Managing General Partner anticipates the Fund's interest in the Local Limited Partnership that owns Webster Court, located in Kent, Washington, to generally terminate no earlier than 90 days upon the sale of the Property, which is projected to be October 2010. Net sales proceeds, if any, as well as taxable income, are unknown at this time.

            BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, the Managing General Partner anticipates the Fund's interest in the Local Limited Partnership that owns Live Oak Apartments, located in West Palm Beach, Florida, to terminate as a result of the Property foreclosing in early 2010. Currently, the Managing General Partner estimates that there will be a $190,760 recapture penalty, or $5.23 per Unit, and estimates 2009 taxable gain for approximately $4,000,000, or $109.60 per Unit, which does not include the recapture penalty. The Compliance Period expires on December 31, 2010. The Managing General Partner continues to negotiate with the Local General Partner on alternative ways to exit the Local Limited Partnership.

The Managing General Partner anticipates the Fund's interest in the Local Limited Partnership that owns Meadow Wood of Pella, located in Pella, Iowa, to terminate in July 2010. The Managing General Partner and Local General Partner are currently negotiating an exit strategy to dispose of the Fund's interest in the Local Limited Partnership. Net sales proceeds, if any, as well as taxable income or loss, is unknown at this time.

The Managing General Partner anticipates the Fund's interest in the Local Limited Partnership that owns Hemlock Ridge, located in Livingston Manor, New York, to terminate in October 2010. The Managing General Partner and Local General Partner are currently negotiating an exit strategy to dispose of the Fund's interest in the Local Limited Partnership. Net sales proceeds, if any, as well as taxable income or loss, is unknown at this time.

The Managing General Partner anticipates the Fund's interest in the Local Limited Partnership that owns Oak Knoll Renaissance, located in Gary, Indiana, to terminate in October 2010. The Managing General Partner and Local General Partner are currently negotiating an exit strategy to dispose of the Fund's interest in the Local Limited Partnership. Net sales proceeds, if any, as well as taxable income or loss, is unknown at this time.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund's disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that as of December 31, 2009, the Fund's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Fund's internal controls over financial reporting identified in connection with the evaluation that occurred during the Fund's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund's internal control over financial reporting.

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


              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2009

                   BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: February 16, 2010           BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                  A LIMITED PARTNERSHIP


                                 By:   Arch Street VIII, Inc.,
                                      its Managing General Partner



                                    /s/Kenneth J. Cutillo
                                ------------------------------------------
                                    Kenneth J. Cutillo
                                    President
                                    Arch Street VIII, Inc.