Form 10-K
period 2010-03-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2010-06-30
CIK 911568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    March 31, 2010
                                                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________ to__________________

                                                             Commission file number       0-26522

Boston Financial Tax Credit Fund VIII, A Limited Partnership
(Exact name of registrant as specified in its charter)

Massachusetts 04-3205879___________
(State or other jurisdiction of (I.R.S. Employer Identification No.)
incorporation or organization)

101 Arch Street, Boston, Massachusetts ___ 02110-1106 __________
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code                    (617) 439-3911______________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
UNITS OF LIMITED PARTNERSHIP INTEREST (Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         ☐ Yes   ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐ Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       ☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).             ☐  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                         ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b -2 of the Exchange Act.

Large accelerated filer   ☐                                                                                              Accelerated Filer   ☐
    Non-accelerated filer   ☐  (Do not check if a smaller reporting company)             Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
                                                                                                                                                                       ☐ Yes   ☒  No

State the aggregate sales price of Fund units held by nonaffiliates of the registrant:  $36,497,000 as of March 31, 2010 .

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2010

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
Item 11 Management Remuneration K-14
Item 12 Security Ownership of Certain Beneficial
Owners and Management K-15
Item 13 Certain Relationships and Related Transactions K-15
Item 14 Principal Accountant Fees and Services K-17
Item 15 Exhibits, Financial Statement Schedules, and
Director Independence K-17

SIGNATURES K-18

CERTIFICATIONS K-19

PART I

Item 1.  Business

Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership formed on August 25, 1993 under the laws of the Commonwealth of Massachusetts.  The Fund's partnership agreement ("Partnership Agreement") authorizes the sale of up to 200,000 units of Limited Partnership Interest (“Unit”) at $1,000 per Unit in series.  The first series offered 50,000 Units.  On July 29, 1994, the Fund held its final investor closing.  In total, the Fund raised $36,497,000 ("Gross Proceeds") through the sale of 36,497 Units.  Such amounts exclude a fractional unregistered Unit previously acquired for $100 by the Initial Limited Partner.  The offering of Units terminated on March 29, 1995.

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

TABLE A

SELECTED LOCAL LIMITED
PARTNERSHIP DATA

Property owned by Local Limited Partnerships	Location	Date Acquired Interest
Green Wood Apartments (1)	Gallatin, TN	03/02/94
Webster Court Apartments	Kent, WA	05/13/94
Springwood Apartments	Tallahassee, FL	12/15/94
Meadow Wood of Pella	Pella, IA	06/03/94
Hemlock Ridge	Livingston Manor, NY	04/29/94
Pike Place (1)	Fort Smith, AR	01/31/94
West End Place (1)	Springdale, AR	01/12/94
Oak Knoll Renaissance	Gary, IN	11/01/94
Beaverdam Creek (1)	Mechanicsville, VA	11/16/94
Live Oaks Plantation	West Palm Beach, FL	06/28/94

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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Fund or its General Partners.  In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2010, no Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners.  The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports which are herein incorporated by reference.

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

The Fund is managed by Arch Street VIII Limited Partnership, the sole General Partner of the Fund.  The Fund, which does not have any employees, reimburses Boston Financial Investment Management, LP (“Boston Financial”), an affiliate of the General Partner, for certain expenses and overhead costs.  A complete discussion of the management of the Fund is set forth in Item 10 of this Report.

The General Partners were affiliates of MMA Financial, Inc.  Municipal Mortgage & Equity, LLC (“MuniMae”), the parent company of MMA Financial, Inc., sold substantially all of the assets of its Low Income Housing Tax Credit business to Boston Financial.  The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009.  From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC, an affiliate of Boston Financial, to provide asset management to the Fund.  On October 13, 2009, the partnership interests in the General Partners were directly and/or indirectly transferred from entities controlled by MuniMae to one or more entities controlled and owned by Boston Financial.

Item 2.  Properties

The Fund currently owns limited partnership interests in six Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state, or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986.  The Fund's ownership interest in the Local Limited Partnerships is 99%, with the exception of Springwood which is 79.20% and Hemlock Ridge which is 77%.

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

The schedule on the following pages provides certain key information on the Local Limited Partnership interests acquired by the Fund.

		Capital Contributions
Local Limited Partnership		Total	Paid	Mtge. Loans		Occupancy at
Property Name	Number of	Committed at	Through	Payable at	Type of	March 31,
Property Location	Apt. Units	March 31, 2010	March 31, 2010	December 31, 2009	Subsidy *	2010

Webster Court Apartments
a Limited Partnership
Webster Court Apartments
Kent, WA	92	2,318,078	2,318,078	2,412,402	None	92%

Springwood Apartments
a Limited Partnership (1)
Springwood Apartments
Tallahassee, FL	113	2,499,202	2,499,202	3,205,985	None	76%

Meadow Wood Associates of Pella
a Limited Partnership
Meadow Wood of Pella
Pella, IA	30	893,808	893,808	832,022	Section 8	77%

RMH Associates
a Limited Partnership (1)
Hemlock Ridge
Livingston Manor, NY	100	1,697,298	1,697,298	967,816	Section 8	93%

Oak Knoll Renaissance
a Limited Partnership
Oak Knoll Renaissance
Gary, IN	256	4,922,412	4,922,412	3,435,768	Section 8	99%

Schickedanz Brothers Palm
Beach Limited
Live Oaks Plantation
West Palm Beach, FL	218	5,587,953	5,587,953	6,798,577	None	90%
	809	$17,918,751	$17,918,751	$17,652,570

(1)  Boston Financial Tax Credits Fund VIII has a 79.20% interest in Springwood Apartments, L.P. and a 77% interest in RMH Associates, L.P. The mortgage payable balances represent 100% of the outstanding balances.

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

As of March 31, 2010, there were 1,154 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. For the years ended March 31, 2010 and 2009, no cash distributions were made.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “believe,” “could,” and similar expressions are intended to identify such forward-looking statements.  The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Fund believes the forward-looking statements are based on reasonable assumptions and current expectations, the Fund can give no assurance that its expectations will be attained.  Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Executive Level Overview

Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund’s objectives are to: (i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; (ii) provide limited cash distributions from the operations of apartment complexes; and (iii) preserve and protect the Fund’s capital.  Arch Street VIII Limited Partnership ("Arch Street L.P."), a Massachusetts limited partnership consisting of Arch Street VIII, Inc., a Massachusetts corporation ("Arch Street, Inc.") as the sole general partner, ALZA Corporation as Class A limited partner (90%) and Boston Financial BFG Investments, LLC, as Class B limited partner (9%), is the sole General Partner of the Fund.  Arch Street L.P. and Arch Street, Inc. are affiliates of Boston Financial. The General Partners were affiliates of MMA Financial, Inc.  Municipal Mortgage & Equity, LLC (“MuniMae”), the parent company of MMA Financial, Inc., sold substantially all of the assets of its Low Income Housing Tax Credit business to Boston Financial.  The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009.  From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC, an affiliate of Boston Financial, to provide asset management to the Fund.  On October 13, 2009, the partnership interests in the General Partners were directly and/or indirectly transferred from entities controlled by MuniMae to one or more entities controlled and owned by Boston Financial.  The fiscal year of the Fund ends on March 31.

As of March 31, 2010, the Fund’s investment portfolio consists of limited partnership interests in six Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits.  Since inception, the Fund generated Tax Credits of approximately $1,429 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund’s prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service (the “Compliance Period”). Failure to do so would result in the recapture of a portion of the property’s Tax Credits.  The Compliance Period expired for five of the six Properties on December 31, 2009.  The Compliance Period of the remaining Property in which the Fund has an interest will expire December 31, 2010.  It is unlikely that the General Partner will be able to dispose of the Fund’s Local Limited Partnership interests concurrently with the expiration of each Property’s Compliance Period.  The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund.  Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved.  The Fund disposed of three Local Limited Partnership interests during the year ended March 31, 2010.

Critical Accounting Policies

The Fund’s accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Fund’s policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder.  The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund’s investors.  The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Fund as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships.  The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments.  The Fund, through its ownership percentages, may participate in property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Fund’s financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting.  The Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs.  The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.  Under the equity method, the investment is carried at cost, adjusted for the Fund’s share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that equity in losses are incurred when the Fund’s carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income.  Income from a Local Limited Partnership, where cumulative equity in losses plus cumulative distributions  have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund.

The Fund has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships.  Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision to reduce the investment to the sum of the estimated remaining benefits will be recorded in the Fund's financial statements. The estimated remaining benefits for each Local Limited Partnership consist of estimated future tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Included in the estimated residual proceeds calculation is an estimated net operating income capitalized at a rate specific to the location of each Local Limited Partnership less the estimated terminal debt balance of the Local Limited Partnership.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Fund may record impairment losses if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships. During the year ended March 31, 2010, the Fund concluded that two of the Local Limited Partnerships had experienced other-than-temporary declines in their carrying values and impairment losses were recorded for West End Place, a Limited Partnership for $496,000 and Oak Knoll Renaissance, a Limited Partnership for $518,000.  During the year ended March 31, 2009, the Fund concluded that three of the Local Limited Partnerships had experienced other-than-temporary declines in their carrying values and impairment losses were recorded for Beaverdam Creek Associates, a Limited Partnership for $106,000, Pike Place, a Limited Partnership for $453,000 and Oak Knoll Renaissance, a Limited Partnership for $813,000.

Liquidity and Capital Resources

At March 31, 2010, the Fund had cash and cash equivalents of $372,567 as compared to $109,829 at March 31, 2009. The increase is primarily attributable to proceeds from the sale of investments in Local Limited Partnerships and cash distributions received from Local Limited Partnerships, partially offset by cash used for operating activities.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At March 31, 2010 and 2009, approximately $317,000 and $109,829 respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $69,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2010, the Fund has advanced approximately $1,417,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund’s ongoing operations.  Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.  To date, the Fund has used approximately $21,000 of Reserves to fund operations.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment.  Thus, as of March 31, 2010, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the two years ended March 31, 2010.  It is expected that cash available for distribution will not be significant in fiscal year 2010.  Based on results of 2009 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs.  In addition, some of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

For the year ended March 31, 2010, the Fund’s operations resulted in a net loss of $1,532,347, as compared to a net loss of $1,995,432 for the year ended March 31, 2009.  The decrease in net loss is primarily attributable to a decrease in impairment on investments in Local Limited Partnerships and an increase in equity in income of Local Limited Partnerships, partially offset by an increase in provision for valuation allowance on advances to Local Limited Partnerships and a loss on sale of investments in Local Limited Partnerships. Impairment on investments in Local Limited Partnerships decreased due to the Fund recording less impairment allowance for its investments in certain Local Limited Partnerships.  The change in equity in income in Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. The increase in provision for valuation allowance on advances to Local Limited Partnerships is the result of an increase in advances made to a Local Limited Partnership during the year ended March 31, 2010 as compared to the year ended March 31, 2009.  The increase in loss on sale of investments in Local Limited Partnerships is primarily due to a loss from the sale of one Local Limited Partnership.

Low-Income Housing Tax Credits

The Tax Credits per Limited Partner stabilized in 1997.   The credits have ended as all Properties have reached the end of the ten year credit period.

Property Discussions

Four of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven at December 31, 2009.  Two Properties have generated cash flow deficits in prior periods that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows.  However, a few Properties have previously experienced operating difficulties that could either: (i) have an adverse impact on the Fund’s liquidity; (ii) result in their foreclosure; or (iii) result in the General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period, in the event below breakeven operations recur.  Also, the General Partner, in the normal course of the Fund’s business, may arrange for the future disposition of its interest in certain Local Limited Partnerships.  The following Property discussions focus only on such Properties.

As previously reported, in 2004 the Local General Partner of Beaverdam Creek located in Mechanicsville, Virginia, requested approval for a refinancing on the Property’s first mortgage.  As part of the agreement to provide the General Partner’s approval of the refinancing, a put agreement was entered into whereby the Fund has the right to transfer its interest in the Local Limited Partnership for a nominal price at any time after December 31, 2009, the end of the Property’s Compliance Period.  As a result of the refinancing, which closed on May 4, 2005, the Fund received Refinancing Proceeds, as defined in the Local Limited Partnership Agreement, of $890,727.  The General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of the net proceeds in Reserves.  On September 30, 2009, the Fund’s interest was transferred.  The Fund received $550,000, or $15.07 per Unit.  The General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of the net proceeds in Reserves.  It was previously reported that the 2009 estimated tax loss would be $673,780, or $18.46 per Unit; however, this amount did not take into consideration the sales proceeds noted above.  The actual 2009 tax income is $40,063, or $1.10 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner transferred the Fund’s interest in the Local Limited Partnership that owns Pike Place, located in Fort Smith, Arkansas, on September 30, 2009.  The Fund received $351,083, or $9.62 per Unit.  The General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of the net proceeds in Reserves.  The actual 2009 tax income is $196,062, or $5.37 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner transferred the Fund’s interest in the Local Limited Partnership that owns West End Place Apartments, located in Springdale, Arkansas, on September 30, 2009.  The Fund received $974, or $0.03 per Unit.  The General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of the net proceeds in Reserves.  The actual 2009 taxable loss is $465,651, or $12.76 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns SpringWood Apartments, located in Tallahassee, Florida, would be terminated upon the sale of the Property in the third quarter of 2008, a transaction that could have resulted in net sales proceeds to the Fund of approximately $1,600,000, or $44.20 per Unit.  In July 2008, the potential buyer withdrew their interest to purchase this Property.  The Managing General Partner is currently exploring alternative exit strategies for this Local Limited Partnership interest.  The Managing General Partner anticipates the Fund’s interest in the Local Limited Partnership will generally terminate no earlier than 90 days upon the sale of the Property in July 2011.  Net sales proceeds to the Fund are not known at this time.

As previously reported, the Managing General Partner anticipates the Fund’s interest in the Local Limited Partnership that owns Webster Court, located in Kent, Washington, to generally terminate no earlier than 90 days upon the sale of the Property, which is projected to be October 2010.  Net sales proceeds, if any, as well as taxable income, are unknown at this time.

As previously reported, the Managing General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Live Oak Apartments, located in West Palm Beach, Florida, to terminate as a result of the Property foreclosing in early 2010.  However, the Managing General Partner is working with the Local Limited Partnership to improve operations, minimize deficits and keep debt service payments current.  To date, the Fund advanced $209,146 to cover May, June and July 2009 debt service payments.  The Local Limited Partnership paid the August 2009 debt service payment and all subsequent debt payments to keep the loan current.  The Fund’s funding strategy is reviewed periodically to determine if additional Fund advances are warranted to cover future deficits.  At this time, the Managing General Partner does not project the use of any further Fund advances.  A foreclosure in 2010 has not been ruled out; however, based on the positive operating trend, the likelihood of foreclosure and potential for recapture is minimal.  Further, Live Oak Apartments has a second mortgage administered by the Florida Housing Finance Agency (FHFA) in the amount of $1,416,000 as of December 31, 2009.  The loan has a rate of 7.04%, with 3% due annually on June 30 and the balance deferred.  On September 22, 2009, FHFA agreed not to foreclose for failure of the borrower to make the June 30, 2009 payment of approximately $44,482.  The Forbearance Agreement, effective as of June 30, 2009, required the borrower to pay the $44,482 delinquent amount over nine payments of $4,942.45 beginning September 30, 2009 and ending on May 31, 2010.  If there were to be a 2010 foreclosure, the Managing General Partner estimates that there would be a $193,754 recapture penalty, or $5.23 per Unit, and estimates 2010 taxable gain to be approximately $4,900,000, or $134.26 per Unit.  The Compliance Period expires on December 31, 2010.  The Managing General Partner continues to negotiate with the Local General Partner on alternative ways to exit the Local Limited Partnership.

The Managing General Partner anticipates the Fund’s interest in the Local Limited Partnership that owns Meadow Wood of Pella, located in Pella, Iowa, to terminate by January 2011.  The Managing General Partner and Local General Partner are currently negotiating an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership.  There does not appear to be any residual value, and the first mortgage loan matures on July 1, 2010.  The Local General Partner is working with the first mortgage lender to extend the loan maturity.  Since the first mortgage lender must approve any transfer of the Fund’s interest, the Managing General Partner anticipates disposing of its interest for a nominal sum in conjunction with the loan extension.  If these efforts are not successful, the first mortgage lender may foreclose on the property.  Although foreclosure would not be ideal, it would provide an exit for the Fund and no penalties would be incurred as the Tax Credit compliance period ended on December 31, 2009.

The Managing General Partner anticipates the Fund’s interest in the Local Limited Partnership that owns Hemlock Ridge, located in Livingston Manor, New York, to terminate in October 2010.  The Managing General Partner and Local General Partner are currently negotiating an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership.  Net sales proceeds, if any, as well as taxable income or loss, is unknown at this time.

The Managing General Partner anticipates the Fund’s interest in the Local Limited Partnership that owns Oak Knoll Renaissance, located in Gary, Indiana, to terminate in October 2010.  The Managing General Partner and Local General Partner are currently negotiating an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership.  Net sales proceeds, if any, as well as taxable income or loss, is unknown at this time.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2010 and 2009.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Fund maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods.  The Fund’s Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls for the Fund.  The controls and procedures established by the Fund are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of March 31, 2010, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Fund’s internal controls over financial reporting identified in connection with the evaluation that occurred during the Fund’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The General Partner of the Fund is Arch Street VIII Limited Partnership, a Massachusetts limited partnership (the "General Partner"), an affiliate of Boston Financial.  The General Partner was formed in August 1993.  The Investment Committee of the General Partner approves all investments.  The names and positions of the principal officers and directors of the General Partner are set forth below.

Name                                      Position

Kenneth J. Cutillo                Chief Executive Officer

The General Partner provides day-to-day management of the Fund.  Compensation is discussed in Item 11 of this report.  Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below.  There is no family relationship between any of the persons listed in this section.

Mr. Cutillo is the Chief Executive Officer of Boston Financial. He has 15 years of experience in the low-income housing tax credit industry as a senior executive and tax attorney. Prior to joining Boston Financial, Mr. Cutillo was a Senior Vice President at Alliant Asset Management Company, LLC. From 2001 to 2008, Mr. Cutillo was responsible for supervising that firm's acquisition department. From 1998 to 2001, Mr. Cutillo was a Tax Partner at McGuireWoods, LLP and Chairman of its Affordable Housing Group. His practice at McGuireWoods, LLP focused exclusively on the representation of institutional investors, syndication firms and developers working in the affordable housing industry. Mr. Cutillo began his career in affordable housing in 1994 as tax counsel at Ungaretti & Harris, where he represented large financial institutions in their investment in various tax advantaged products. Mr. Cutillo received his B.A. from The University of the South in Political Science and History, a Juris Doctor cum laude from the University of Georgia School of Law, and a Master of Laws in Taxation from the University of Florida's Graduate Tax Program.

The Fund is organized as a limited partnership solely for the purpose of real estate investment and does not have any employees.  Therefore the Fund has not adopted a Code of Ethics.

The Fund is structured as a limited partnership that was formed principally for real estate investment and is not a “listed” issuer as defined by Rule 10A-3 of the Securities Exchange Act of 1934.  Accordingly, neither an audit committee nor a financial expert to serve on such a committee has been established by the Fund.

Item 11.  Management Remuneration

Neither the partners of Arch Street VIII Limited Partnership nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2010, the following entities are the only entities known to the Fund to be the beneficial owners of more than 5% of the Units outstanding:

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

Item 13.  Certain Relationships and Related Transactions

The Fund was required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates in connection with the organization of the Fund and the offering of Units.  The Fund was also required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships.  In addition, the General Partner is entitled to certain Fund distributions under the terms of the Partnership Agreement.  Also, an affiliate of the General Partner will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction.  All such fees, expenses and distributions paid in the years ended March 31, 2010 and 2009 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions".  Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the Fees paid and expense reimbursements made in the two years ended March 31, 2010 is as follows:

Organizational Fees and Expenses and Selling Expenses

In accordance with the Partnership Agreement, the Fund was required to pay certain fees to and reimburse expenses of the General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units.  Selling commissions, fees and accountable expenses related to the sale of the Units totaling $4,664,369 have been charged directly to Limited Partners' equity.  In connection therewith, $2,828,918 of selling expenses and $1,835,451 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the General Partner. The Fund was also required to pay a non-accountable expense allowance for marketing expense equal to a maximum of 1% of Gross Proceeds.  The Fund has capitalized an additional $50,000 which was reimbursed to an affiliate of the General Partner.  Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds.  There were no organizational fees and expenses paid for the two years ended March 31, 2010.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Fund was required to pay acquisition fees to and reimburse acquisition expenses of the General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships.  Acquisition fees totaled 6% of the Gross Proceeds.

Acquisition expenses, which include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, were expected to total 1.5% of the Gross Proceeds.  Acquisition fees totaling $2,189,820 for the closing of the Fund's Local Limited Partnership investments were paid to an affiliate of the General Partner.  Acquisition expenses totaling $335,196 were reimbursed to an affiliate of the General Partner.  There were no acquisition fees and expenses paid for the two years ended March 31, 2010.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the General Partner currently receives 0.50% (annually adjusted by the CPI factor) of Gross Proceeds annually as an Asset Management Fee for administering the affairs of the Fund.  Asset Management Fees earned in each of the two years ended March 31, 2010 and 2009 are as follows:

	2010	2009

Asset management fees	$265,186	$263,210

Salaries and Benefits Expense Reimbursement

An affiliate of the General Partner is reimbursed for the cost of certain salaries and benefits expenses which are incurred by an affiliate of the General Partner on behalf of the Fund.  The reimbursements are based upon the size and complexity of the Fund's operations.  Reimbursements paid or payable in each of the two years ended March 31, 2010 and 2009 are as follows:

	2010	2009

Salaries and benefits expense reimbursements	$113,844	$87,007

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partner of the Fund, Arch Street VIII Limited Partnership receives 1% of cash distributions paid to partners.  As of March 31, 2010, the Fund has not paid any cash distributions to partners.

Additional information concerning cash distributions and other fees paid or payable to the General Partner and its affiliates and the reimbursement of expenses paid or payable to Boston Financial and its affiliates during each of the two years ended March 31, 2010 and 2009 is presented in Note 4 to the Financial Statements.

Item 14.  Principal Accountant Fees and Services

The Fund paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2010 and 2009 as follows:

	2010	2009

Audit fees	$62,631	$64,784
Tax fees	$2,500	$2,500

No other fees were paid or accrued to the principal accountant during the two years ended March 31, 2010 and 2009.

Item 15.  Exhibits, Financial Statement Schedules, and Director Independence

(a)  Documents filed as a part of this Report

In response to this portion of Item 15, the financial statements and the auditors’ reports relating thereto are submitted as a separate section of this Report.  See Index to the Financial Statements on page F-1 hereof.

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

(b)  Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

   BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

     By:   Arch Street VIII Limited Partnership
              its General Partner

     By: /s/Kenneth J. Cutillo                                                           Date:   June 29, 2010
               Kenneth J. Cutillo
              President
              Arch Street VIII, Inc.
             Arch Street VIII Limited Partnership
           (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:

      By: /s/ Kenneth J. Cutillo                                                          Date:   June 29, 2010
                 Kenneth J. Cutillo
                President
                Arch Street VIII, Inc.
                Arch Street VIII Limited Partnership
               (Chief Financial Officer)

     By: /s/ Kenneth J. Cutillo                                                           Date:   June 29, 2010
                Kenneth J. Cutillo
                President
               Arch Street VIII, Inc.
               Arch Street VIII Limited Partnership
              (Chief Accounting Officer)

-

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

ANNUAL REPORT ON FORM 10-K
 FOR THE YEAR ENDED MARCH 31, 2010
INDEX

                                                                                                                            Page No.
Report of Independent Registered Public Accounting Firm
for the years ended March 31, 2010 and 2009                                    F-2

 Financial Statements

Balance Sheet - March 31, 2010 and 2009                                                F-3

Statements of Operations - For the years ended
  March 31, 2010 and 2009                                                                      F-4

Statements of Changes in Partners' Equity -
For the years ended March 31, 2010 and 2009                                    F-5

Statements of Cash Flows - For the years ended
March 31, 2010 and 2009                                                                        F-6

Notes to the Financial Statements                                                        F-7

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Boston Financial Tax Credit Fund VIII, A Limited Partnership

We have audited the accompanying balance sheets of Boston Financial Tax Credit Fund VIII, A Limited Partnership as of March 31, 2010 and 2009, and the related statements of operations, changes in partners’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VIII, A Limited Partnership as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group PC
Vienna, Virginia
June 29, 2010

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

BALANCE SHEET
March 31, 2010 and 2009

	2010	2009

Assets

Cash and cash equivalents	$372,567	$109,829
Investments in Local Limited Partnerships (Note 4)	2,322,351	4,235,556
Other assets	233	-
Total Assets	$2,695,151	$4,345,385

Liabilities and Partners' Equity

Due to affiliate (Note 5)	$568,505	$692,470
Accrued expenses	56,036	49,958
Total Liabilities	624,541	742,428

General, Initial and Investor Limited Partners' Equity	2,070,610	3,602,957
Total Liabilities and Partners' Equity	$2,695,151	$4,345,385

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2010 and 2009

	2010	2009
Revenue:
Investment	$3,341	$3,017
Cash distribution income	-	17,650
Total Revenue	3,341	20,667

Expense:
Asset management fees, affiliate (Note 5)	265,186	263,210
Provision for valuation allowance on advances to Local
Limited Partnerships (Note 4)	209,146	-
Impairment on investments in Local
Limited Partnerships (Note 4)	1,014,000	1,372,000
General and administrative (includes reimbursements
to an affiliate in the amount of $113,844 and
$87,007 in 2010 and 2009, respectively) (Note 5)	214,713	194,139
Amortization	2,392	6,552
Total Expense	1,705,437	1,835,901

Loss before equity in income (losses) of Local Limited Partnerships
and loss on sale of investments of Local Limited Partnerships	(1,702,096)	(1,815,234)

Equity in income (losses) of Local Limited Partnerships (Note 4)	319,380	(180,198)

Loss on sale of investments in Local Limited Partnerships (Note 4)	(149,631)	-

Net Loss	$(1,532,347)	$(1,995,432)

Net Loss allocated:
General Partners	$(15,323)	$(19,954)
Limited Partners	(1,517,024)	(1,975,478)
	$(1,532,347)	$(1,995,432)
Net Loss per Limited Partner Unit
(36,497 Units)	$(41.57)	$(54.13)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
For the Years Ended March 31, 2010 and 2009

		Initial	Investor
	General	Limited	Limited
	Partners	Partners	Partners	Total

Balance at March 31, 2008	$55,984	$100	$5,542,305	$5,598,389

Net Loss	(19,954)	-	(1,975,478)	(1,995,432)

Balance at March 31, 2009	36,030	100	3,566,827	3,602,957

Net Loss	(15,323)	-	(1,517,024)	(1,532,347)

Balance at March 31, 2010	$20,707	$100	$2,049,803	$2,070,610

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net Loss	$(1,532,347)	$(1,995,432)
Adjustments to reconcile net loss to net
cash used for operating activities:
Equity in (income) losses of Local Limited Partnerships	(319,380)	180,198
Loss on sale of investments in Local Limited Partnerships	149,631	-
Provision for valuation allowance on advances to
Local Limited Partnerships	209,146	-
Impairment on investments in Local
Limited Partnerships	1,014,000	1,372,000
Amortization	2,392	6,552
Cash distributions included in net loss	-	(17,650)
Increase (decrease) in cash arising from changes
in operating assets and liabilities:
Other assets	(233)	-
Due to affiliate	(123,965)	(67,337)
Accrued expenses	6,078	3,424
Net cash used for operating activities	(594,678)	(518,245)

Cash flows from investing activities:
Advances to Local Limited Partnerships	(209,146)	-
Cash distributions received from Local
Limited Partnerships	164,505	158,698
Proceeds received from sale of investments in
Local Limited partnerships	902,057	-
Net cash provided by investing activities	857,416	158,698

Net increase (decrease) in cash and cash equivalents	262,738	(359,547)

Cash and cash equivalents, beginning	109,829	469,376

Cash and cash equivalents, ending	$372,567	$109,829

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS

1.  Organization

Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund’s objectives are to: (i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; (ii) provide limited cash distributions from the operations of apartment complexes; and (iii) preserve and protect the Fund’s capital.  Arch Street VIII Limited Partnership ("Arch Street L.P."), a Massachusetts limited partnership consisting of Arch Street VIII, Inc., a Massachusetts corporation ("Arch Street, Inc.") as the sole general partner, ALZA Corporation as Class A limited partner (90%) and Boston Financial BFG Investments, LLC, as Class B limited partner (9%), is the sole General Partner of the Fund. Arch Street L.P. and Arch Street, Inc. are affiliates of Boston Financial Investment Management, LP (“Boston Financial”). The General Partners were affiliates of MMA Financial, Inc.  Municipal Mortgage & Equity, LLC (“MuniMae”), the parent company of MMA Financial, Inc., sold substantially all of the assets of its Low Income Housing Tax Credit business to Boston Financial. The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009.  From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC, an affiliate of Boston Financial, to provide asset management to the Fund.  On October 13, 2009, the partnership interests in the General Partners were directly and/or indirectly transferred from entities controlled by MuniMae to one or more entities controlled and owned by Boston Financial.  The fiscal year of the Fund ends on March 31.

The Partnership Agreement authorizes the sale of up to 200,000 units of limited partnership interest ("Units") at $1,000 per Unit in series.  The first series offered 50,000 Units.  On July 29, 1994, the Fund held its final investor closing.  In total, the Fund received $36,497,000 of capital contributions from investors admitted as Limited Partners, for a total of 36,497 Units.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At March 31, 2010 and 2009, approximately $317,000 and $109,829 respectively, has been designated as Reserves.

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partner.  Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partner, after certain priority payments.   The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement.  However, to the extent that the General Partners’ capital accounts are in a deficit position, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

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

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder.  The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund’s investors.  The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Fund as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships.  The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments.  The Fund, through its ownership percentages, may participate in property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Fund’s financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting.  The Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs.  The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.  Under the equity method, the investment is carried at cost, adjusted for the Fund’s share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that equity in losses are incurred when the Fund’s carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income.  Income from a Local Limited Partnership, where cumulative equity in losses plus cumulative distributions  have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Fund.  These fees and expenses are included in the Fund’s investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years or until a Local Limited Partnership’s respective investment balance has been reduced to zero.

The General Partners have elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2009 and 2008 and for the years then ended.

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

The Fund may provide advances to the Local Limited Partnerships to finance operations or to make debt service payments.  The Fund assesses the collectability of any advances at the time the advance is made and records a reserve if collectability is not reasonably assured. The Fund does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

                                                                                                                                    Boston Financial Tax Cedit Fund VIII, A Limited Partnership

                                                                                                                                                       NOTES TO THE FINANCIAL STATEMENTS (continued)

2.   Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)

The Fund has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships.  Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision to reduce the investment to the sum of the estimated remaining benefits will be recorded in the Fund's financial statements. The estimated remaining benefits for each Local Limited Partnership consist of estimated future tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Included in the estimated residual proceeds calculation is an estimated net operating income capitalized at a rate specific to the location of each Local Limited Partnership less the estimated terminal debt balance and capital expenditures at disposition of the Local Limited Partnership.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Fund may record impairment losses if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

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

Income Taxes

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its partners on their respective income tax returns.  The Fund’s federal tax status as a pass-through entity is based on its legal status as a partnership.  Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity.  The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities.  Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions which must be considered for disclosure.  The Fund is subject to examination by major tax jurisdictions for tax years 2006 through 2009.

Subsequent Events

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure.  The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements.  Subsequent events which provide evidence about conditions that existed after the balance sheet date require disclosure in the accompanying notes.  Management evaluated the activity of the Fund and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

                                                                                                                        Boston Financial Tax Credit Fund VIII, A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS (continued)

3.  New Accounting Principles

Codification and Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued authoritative guidance which establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. It is effective for interim and annual reporting periods ending after September 15, 2009.   The Fund has adopted this authoritative guidance with its September 30, 2009 reporting.  The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement did not have an impact on the Fund’s financial position or results of operations, but did change the way in which GAAP is referenced in the Fund’s financial statements.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Fund’s financial statements.

4.   Investments in Local Limited Partnerships

The Fund currently owns limited partnership interests in six Local Limited Partnerships, which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. The Fund's ownership interest in the Local Limited Partnerships is 99%, with the exception of Springwood, which is 79.20%, Hemlock Ridge, which is 77%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund’s interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices.  In the event that Local Limited Partnerships are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

                                                                                                                          Boston Financial Tax Credit Fund VIII, A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS (continued)

4.  Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at  March 31, 2010 and 2009:

	2010	2009

Capital contributions and advances paid to Local Limited Partnerships	$19,336,206	$26,647,252

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $3,787,055 and $2,625,408)	(11,767,212)	(15,517,498)

Cumulative cash distributions received from Local Limited Partnerships	(837,342)	(2,335,491)

Investments in Local Limited Partnerships before adjustments	6,731,652	8,794,263

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	662,167	1,003,989

Cumulative amortization of acquisition fees and expenses	(198,254)	(329,628)

Investments in Local Limited Partnerships before valuation allowance	7,195,565	9,468,624

Valuation allowance on investments in Local Limited Partnerships	(4,873,214)	(5,233,068)

Investments in Local Limited Partnerships	$2,322,351	$4,235,556

During the year ended March 31, 2010, the Fund advanced $209,146 to one of the Local Limited Partnerships, all of which was reserved. The Fund has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2009 and 2008 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

	2009	2008
Assets:
Investment property, net	$26,467,367	$37,726,084
Other assets	2,549,468	3,742,006
Total Assets	$29,016,835	$41,468,090

Liabilities and Partners' Equity:
Mortgage notes payable	$17,652,570	$25,883,791
Other liabilities	10,036,796	11,318,344
Total Liabilities	27,689,366	37,202,135

Fund's Equity	2,738,305	6,434,351
Other partners' deficiency	(1,410,836)	(2,168,396)
Total Partners' Equity	1,327,469	4,265,955
Total Liabilities and Partners' Equity	$29,016,835	$41,468,090

                                                                                                 Boston Financial Tax Credit Fund VIII, A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS (continued)

4.  Investments in Local Limited Partnerships (continued)

Summarized Statements of Operations - for the year
ended December 31,

	2009	2008

Rental and other income	$7,964,287	$8,563,911

Expenses:
Operating	5,171,726	5,705,541
Interest	1,949,476	2,119,849
Depreciation and amortization	1,939,228	2,007,274
Total Expenses	9,060,430	9,832,664

Net Loss	$(1,096,143)	$(1,268,753)

Fund’s share of net loss (2008 includes $2 from prior year)	$(974,450)	$(1,165,291)
Other partners' share of net loss	$(121,693)	$(103,464)

For the years ended March 31, 2010 and 2009, the Fund has not recognized $1,293,830 and $985,093, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.

The Fund’s equity as reflected by the Local Limited Partnerships of $2,738,305 and $6,434,351 at December 31, 2009 and 2008, respectively, differs from the Fund’s investments in Local Limited Partnerships before adjustments of $6,731,652 and $8,794,263 at December 31, 2009 and 2008, respectively, due to : (i) cumulative unrecognized losses as described above; (ii) advances to Local Limited Partnerships that the Fund included in investments in Local Limited  Partnerships; and (iii) differences in the accounting treatment of miscellaneous items .

During the year ended March 31, 2010, the Fund sold its interests in three Local Limited Partnerships, resulting in a loss on disposition of $149,631. The Fund anticipates the interest in two Local Limited Partnerships will terminate as result of the underlying property foreclosures.  This will result in the recapture of tax credits to the partners of the Fund for one of these property foreclosures.

5.  Transactions with Affiliates

An affiliate of the General Partner receives a base amount of 0.50% (annually adjusted by the CPI factor) of the Gross Proceeds as the annual Asset Management Fee for administering the affairs of the Fund.  Included in the Statements of Operations are Asset Management Fees of $265,186 and $263,210 for the years ended March 31, 2010 and 2009, respectively.  During the years ended March 31, 2010 and 2009, $250,000 and $0 respectively, were paid out of available cash flow for Asset Management Fees. As of March 31, 2010 and 2009, $568,505 and $553,319, respectively, is payable for Asset Management Fees.

An affiliate of the General Partner is reimbursed for the cost of the Fund’s salaries and benefits expenses.  Included in general and administrative expenses for the years ended March 31, 2010 and 2009 is $113,844 and $87,007, respectively that the Fund incurred for these expenses.  During the years ended March 31, 2010 and 2009, $240,629 and $393,000 respectively, were paid to the affiliate of the General Partner.  As of March 31, 2010 and 2009, $0 and $126,785, respectively, is payable to an affiliate of the General Partner.

An affiliate of the General Partner was reimbursed for the actual cost of the Fund's operating expenses. As of March 31, 2010 and 2009, $0 and $12,366, respectively, was reimbursable to the affiliate.

                                                                                                             Boston Finanical Tac Credit Fund VIII, A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS (continued)

6.  Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2010 and 2009 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2009 and 2008:

	2010	2009

Net Loss per financial statements	$(1,532,347)	$(1,995,432)

Equity in losses of Local Limited Partnerships for financial reporting (tax) purposes in excess of equity in losses for tax (financial reporting)
purposes	24,497	(303,966)

Equity in losses of Local Limited Partnerships not recognized
for financial reporting purposes	(1,293,830)	(985,093)

Adjustment to reflect March 31 fiscal year end to
December 31 taxable year end	6,059	(325)

Amortization for tax purposes in excess of amortization
for financial reporting purposes	(30,491)	(29,957)

Provision for valuation allowance on advances to Local
Limited Partnerships not deductible for tax purposes	209,146	-

Impairment on investments in Local
Limited Partnerships not deductible for tax purposes	1,014,000	1,372,000

Loss on sale of investments in Local Limited Partnerships for tax
purposes in excess of loss recognized for financial reporting purposes	(79,895)	-

Cash distributions included in net loss for financial reporting purposes	-	(17,650)

Net Loss per tax return	$(1,682,861)	$(1,960,423)

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2010 and December 31, 2009, respectively are as follows:

	Financial
	Reporting	Tax
	Purposes	Purposes	Differences

Investments in Local Limited Partnerships	$2,322,351	$1,504,415	$1,115,936
Other assets	$372,800	$5,338,747	$(4,965,947)
Liabilities	$624,541	$797,570	$(173,029)

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)

6.  Federal Income Taxes (continued)

The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $5,547,000 more than for financial reporting purposes, including approximately $3,787,000 of losses the Fund has not recognized relating to five Local Limited Partnerships whose cumulative equity in losses exceeded the total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $144,000; (iii) the Fund has provided an impairment allowance of approximately $4,873,000 against its investments in Local Limited Partnerships for financial reporting purposes; and (iv) organizational and offering costs of approximately $4,664,000 that have been capitalized for tax purposes are charged to Limited Partners’ equity for financial reporting purposes.

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2009 and December 31, 2008, respectively are as follows:

	Financial
	Reporting	Tax
	Purposes	Purposes	Differences

Investments in Local Limited Partnerships	$4,235,556	$3,591,843	$643,713
Other assets	$109,829	$4,765,379	$(4,655,550)
Liabilities	$742,428	$628,769	$113,659

The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $5,733,000 more than for financial reporting purposes, including approximately $2,625,000 of losses the Fund has not recognized relating to six Local Limited Partnerships whose cumulative equity in losses exceeded the total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $161,000; (iii) the Fund has provided an impairment allowance of approximately $5,233,000 against its investments in Local Limited Partnerships for financial reporting purposes; and (iv) organizational and offering costs of approximately $4,664,000 that have been capitalized for tax purposes are charged to Limited Partners’ equity for financial reporting purposes.

7.  Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund’s total assets or equity as of March 31, 2010 or 2009 or net losses for the years ended either March 31, 2010 or 2009.  The following financial information represents the performance of these Local Limited Partnerships for the years ended December 31, 2009 and 2008:

                                                                                                             Boston Financial Tax Credit Fund VII, A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS (continued)

 7.  Significant Subsidiaries (continued)

Beaverdam Creek Associates, a Limited Partnership	2009	2008
Total Assets	N/A	$5,225,185
Total Liabilities	N/A	$4,139,080
Revenue	$1,072,241	$1,109,874
Net Income (Loss)	$(13,507)	$36,062

Oak Knoll Renaissance, Limited Partnership
Total Assets	$7,275,435	$7,547,782
Total Liabilities	$3,845,116	$4,277,446
Revenue	$2,074,423	$2,029,546
Net Income	$362,046	$15,561

Pike Place, A Limited Partnership
Total Assets	N/A	$3,233,349
Total Liabilities	N/A	$2,881,876
Revenue	$511,399	$657,330
Net Loss	$(88,391)	$(141,773)

-