Form 10-Q
period 2010-06-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2010-08-16
CIK 911568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended                                 June 30, 2010

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                                                         For the transition period from   to___________________

                                                                                                             Commission file number                        0-26522______

                                                                                                                                                    Boston Financial Tax Credit Fund VIII, A Limited Partnership___________

(Exact name of registrant as specified in its charter)

                   Massachusetts                                                                                      04-3205879_________
      (State or other jurisdiction of                                                          (I.R.S. Employer Identification No.)
       incorporation or organization)

   101 Arch Street, Boston, Massachusetts                                                                   02110-1106 ______
  (Address of principal executive offices)                                                                       (Zip Code)

Registrant's telephone number, including area code                                                 (617) 439-3911_______

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
Yes   No  X .

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                     Page No.__

Item 1.  Financial Statements

Balance Sheets - June 30, 2010 (Unaudited)
and March 31, 2010 (Audited)                                                                                             1

Statements of Operations (Unaudited) - For the Three
Months Ended June 30, 2010 and 2009                                                                              2

Statement of Changes in Partners' Equity (Unaudited) -
For the Three Months Ended June 30, 2010                                                                      3

Statements of Cash Flows (Unaudited) - For the Three
Months Ended June 30, 2010 and 2009                                                                              4

Notes to the Financial Statements (Unaudited)                                                                        5

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                                 8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                                   13

Item 4.  Controls and Procedures                                                                                                                 13

PART II - OTHER INFORMATION

Items 1-6                                                                                                                                                           14

SIGNATURE                                                                                                                                                    15

CERTIFICATIONS                                                                                                                                          18

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

BALANCE SHEETS
June 30, 2010 (Unaudited) and March 31, 2010 (Audited)

Assets	June 30	March 31

Cash and cash equivalents	$330,324	$372,567
Investments in Local Limited Partnerships (Note 1)	2,322,410	2,322,351
Other assets	301	233
Total Assets	$2,653,035	$2,695,151

Liabilities and Partners' Equity

Due to affiliate	$636,135	$568,505
Accrued expenses	66,673	56,036
Total Liabilities	702,808	624,541

General, Initial and Investor Limited Partners' Equity	1,950,227	2,070,610
Total Liabilities and Partners' Equity	$2,653,035	$2,695,151

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Revenue:
Investment	$355	$385
Total Revenue	355	385

Expense:
Asset management fees, affiliate	67,630	65,852
Provision for valuation allowance on advances to Local
Limited Partnerships	-	149,241
Impairment on investments in Local Limited Partnerships	89,000	499,000
General and administrative (includes reimbursements
to an affiliate in the amount of $27,783 and
$21,615 in 2010 and 2009, respectively)	53,167	52,801
Amortization	437	1,638
Total Expenses	210,234	768,532

Loss before equity in income (losses) of Local Limited Partnerships	(209,879)	(768,147)

Equity in income (losses) of Local Limited Partnerships (Note 1)	89,496	(15,066)

Net Loss	$(120,383)	$(783,213)

Net Loss allocated:
General Partners	$(1,204)	$(7,832)
Limited Partners	(119,179)	(775,381)
	$(120,383)	$(783,213)
Net Loss per Limited Partner Unit
(36,497 Units)	$(3.27)	$(21.25)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Three Months Ended June 30, 2010
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partners	Partner	Partners	Total

Balance at March 31, 2010	$20,707	$100	$2,049,803	$2,070,610

Net Loss	(1,204)	-	(119,179)	(120,383)

Balance at June 30, 2010	$19,503	$100	$1,930,624	$1,950,227

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009

Net cash used for operating activities	$(42,243)	$(23,399)

Net cash used for investing activities	-	(53,900)

Net decrease in cash and cash equivalents	(42,243)	(77,299)

Cash and cash equivalents, beginning	372,567	109,829

Cash and cash equivalents, ending	$330,324	$32,530

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form10-K for the year ended March 31, 2010.  In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2010 and 2009 and for the three months then ended.

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

                      BOSTON FINANCIAL TAX CREDIT FUND VIII,  A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

1.  Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at June 30, 2010 and March 31, 2010:

	June 30	March 31

Capital contributions and advances paid to Local Limited Partnerships	$19,336,206	$19,336,206

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $4,081,296 and $3,787,055 at
June 30 and March 31, respectively)	(11,677,716)	(11,767,212)

Cumulative cash distributions received from Local Limited Partnerships	(837,342)	(837,342)

Investments in Local Limited Partnerships before adjustments	6,821,148	6,731,652

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	662,167	662,167

Cumulative amortization of acquisition fees and expenses	(198,691)	(198,254)

Investments in Local Limited Partnerships before valuation allowance	7,284,624	7,195,565

Valuation allowance on investments in Local Limited Partnerships	(4,962,214)	(4,873,214)

Investments in Local Limited Partnerships	$2,322,410	$2,322,351

The Fund has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund’s share of net losses of the Local Limited Partnerships for the three months ended June 30, 2010 and 2009 is $204,745 and $292,071, respectively.  For the three months ended June 30, 2010 and 2009, the Fund has not recognized $294,241 and $277,005, respectively, of equity in losses relating to certain Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnership.

The Fund anticipates the interest in two Local Limited Partnerships will terminate as a result of the underlying property foreclosures.  This will result in the recapture of tax credits to the partners of the Fund for one of these property foreclosures.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

2. New Accounting Principles

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Fund’s financial statements.

 3.  Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund’s total assets or equity as of June 30, 2010 or 2009 or net losses for the three months then ended.  The following financial information represents the performance of these Local Limited Partnerships for the three months ended March 31, 2010 and 2009:

Beaverdam Creek Associates, a Limited Partnership	2010	2009
Revenue	N/A	$277,400
Net Income	N/A	$8,700

Oak Knoll Renaissance, Limited Partnership
Revenue	$518,500	$507,400
Net Income West End Place, a Limited Partnership	$90,400	$3,900
Revenue	N/A	$128,900
Net Income	N/A	$(30,600)

                      BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The use of words like “anticipate, “estimate,” “intend,” “project,” “plan,” “expect,” “believe,” “could,” and similar expressions are intended to identify such forward-looking statements.  The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Fund believes the forward-looking statements are based on reasonable assumptions, the Fund can give no assurance that its expectations will be attained.  Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Critical Accounting Policies

The Fund’s accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Fund’s policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities (VIEs). The Fund is involved with the VIEs as a non-controlling limited partner equity holder.  The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund’s investors.  The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Fund as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, have the power to direct the activities of the Local Limited Partnerships and an obligation to absorb losses of the Local Limited Partnerships.  The general partners control the day-to-day operations of the Local Limited Partnerships and are responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments.  The Fund, through its ownership percentages, may participate in property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Fund’s financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting.  The Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs.  The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.  Under the equity method, the investment is carried at cost, adjusted for the Fund’s share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that equity in losses are incurred when the Fund’s carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income.  Income from a Local Limited Partnership, where cumulative equity in losses plus cumulative distributions  have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund.

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

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At June 30, 2010, the Fund had cash and cash equivalents of $330,324, as compared to $372,567 at March 31, 2010.  The decrease is primarily attributable to cash used for operating activities.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At June 30, 2010 and March 31, 2010, approximately $264,000 and $317,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $69,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2010, the Fund has advanced approximately $1,417,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund’s ongoing operations.  Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.  To date, the Fund has used approximately $74,000 of Reserves to fund operations.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment.  Thus, as of June 30, 2010, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2010.

Results of Operations

For the three months ended June 30, 2010, the Fund’s operations resulted in a net loss of $120,383 as compared to a net loss of $783,213 for the three months ended June 30, 2009.  The decrease in net loss is primarily attributable to a decrease in impairment on investments in Local Limited Partnerships, a decrease in provision for valuation allowance on advances to Local Limited Partnerships, and an increase in equity in income of Local Limited Partnerships.  Impairment on investments in Local Limited Partnerships decreased due to the Fund recording less impairment allowance for its investments in certain Local Limited Partnerships.  The decrease in provision for valuation allowance on advances to Local Limited Partnerships is the result of a decrease in advances made to Local Limited Partnerships during the three months ended June 30, 2010, as compared to the same three month period of 2009.  The increase in equity in income is due to an increase in equity in income recorded by certain Local Limited Partnerships.

                      BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Portfolio Update

The Fund is a Massachusetts limited partnership organized to invest in Local Limited Partnerships which own and operate apartment complexes which are eligible for low income housing tax credits that may be applied against the federal income tax liability of an investor. The Fund’s objectives are to: (i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; (ii) provide limited cash distributions from the operations of apartment complexes; and (iii) preserve and protect the Fund’s capital. Arch Street VIII Limited Partnership is the General Partner of the Fund.  ALZA Corporation is the class A limited partner of Arch Street VIII Limited Partnership; Boston Financial BFG Investments, LLC is the class B limited partner of Arch Street VIII Limited Partnership and Arch Street VIII, Inc. is the general partner of Arch Street VIII Limited Partnership.   Arch Street VIII Limited Partnership and Arch Street VIII, Inc. are affiliates of Boston Financial.  The fiscal year of the Fund ends on March 31.

As of June 30, 2010, the Fund’s investment portfolio consists of limited partnership interests in six Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits.  Since inception, the Fund generated Tax Credits of approximately $1,429 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund’s prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service (the “Compliance Period”). Failure to do so would result in the recapture of a portion of the property’s Tax Credits.  The Compliance Period expired for five of the six Properties on December 31, 2009.  The Compliance Period of the remaining Property in which the Fund has an interest will expire December 31, 2010.  It is unlikely that the General Partner will be able to dispose of the Fund’s Local Limited Partnership interests concurrently with the expiration of each Property’s Compliance Period.  The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund.  Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved.   No Local Limited Partnership interests were disposed of during the three months ended June 30, 2010.

The Fund is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

Property Discussions

Four of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven at March 31, 2010.  Two Properties have generated cash flow deficits in prior periods that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows.  However, a few Properties have previously experienced operating difficulties that could either: (i) have an adverse impact on the Fund’s liquidity; (ii) result in their foreclosure; or (iii) result in the General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period, in the event below breakeven operations recur.  Also, the General Partner, in the normal course of the Fund’s business, may arrange for the future disposition of its interest in certain Local Limited Partnerships.  The following Property discussions focus only on such Properties.

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

As previously reported, the Managing General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns SpringWood Apartments, located in Tallahassee, Florida, would be terminated upon the sale of the Property in the third quarter of 2008, a transaction that could have resulted in net sales proceeds to the Fund of approximately $1,600,000, or $44.20 per Unit.  In July 2008, the potential buyer withdrew their interest to purchase this Property.  The Managing General Partner is currently exploring alternative exit strategies for this Local Limited Partnership interest.  The Managing General Partner anticipates the Fund’s interest in the Local Limited Partnership will generally terminate no earlier than 90 days upon the projected sale of the Property in July 2011.  Net sales proceeds to the Fund are not known at this time.

As previously reported, the Managing General Partner anticipates the Fund’s interest in the Local Limited Partnership that owns Webster Court, located in Kent, Washington, to generally terminate no earlier than 90 days upon the sale of the Property, which is projected to be May 2011.  Net sales proceeds, if any, as well as taxable income, are unknown at this time.

As previously reported, the Managing General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Live Oak Apartments, located in West Palm Beach, Florida, to terminate as a result of the Property foreclosing in early 2010.  However, the Managing General Partner is working with the Local Limited Partnership to improve operations, minimize deficits and keep debt service payments current.  To date, the Fund advanced $209,146 to cover May, June and July 2009 debt service payments.  The Local Limited Partnership paid the August 2009 debt service payment and all subsequent debt payments to keep the loan current.  The Fund’s funding strategy is reviewed periodically to determine if additional Fund advances are warranted to cover future deficits.  At this time, the Managing General Partner does not project the use of any further Fund advances.  A foreclosure in 2010 has not been ruled out; however, based on the positive operating trend, the likelihood of foreclosure and potential for recapture is minimal.  Further, Live Oak Apartments has a second mortgage administered by the Florida Housing Finance Agency (FHFA) in the amount of $1,416,000 as of December 31, 2009.  The loan has a rate of 7.04%, with 3% due annually on June 30 and the balance deferred.  On September 22, 2009, FHFA agreed not to foreclose for failure of the borrower to make the June 30, 2009 payment of approximately $44,482.  The Forbearance Agreement, effective as of June 30, 2009, required the borrower to pay the $44,482 delinquent amount over nine payments of $4,942.45 beginning September 30, 2009 and ending on May 31, 2010.  If

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions (continued)

there were to be a 2010 foreclosure, the Managing General Partner estimates that there would be a $193,754 recapture penalty, or $5.31 per Unit, and estimates 2010 taxable gain to be approximately $4,900,000, or $134.26 per Unit.  The Compliance Period expires on December 31, 2010.  The Managing General Partner continues to negotiate with the Local General Partner on alternative ways to exit the Local Limited Partnership.

As previously reported, the Managing General Partner anticipates the Fund’s interest in the Local Limited Partnership that owns Meadow Wood of Pella, located in Pella, Iowa, to terminate by April 2011.  The Managing General Partner and Local General Partner are currently negotiating an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership.  There does not appear to be any residual value, and the first mortgage loan matured on July 1, 2010.  The Local General Partner is working with the first mortgage lender to extend the loan maturity.  Since the first mortgage lender must approve any transfer of the Fund’s interest, the Managing General Partner anticipates disposing of its interest for a nominal sum in conjunction with the loan extension.  If these efforts are not successful, the first mortgage lender may foreclose on the Property.  Although foreclosure would not be ideal, it would provide an exit for the Fund and no penalties would be incurred as the Tax Credit compliance period ended on December 31, 2009.

As previously reported, the Managing General Partner anticipates the Fund’s interest in the Local Limited Partnership that owns Hemlock Ridge, located in Livingston Manor, New York, to terminate in December 2010.  The Managing General Partner and Local General Partner are currently negotiating an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership.  Net sales proceeds, if any, as well as taxable income or loss, is unknown at this time.

As previously reported, the Managing General Partner anticipates the Fund’s interest in the Local Limited Partnership that owns Oak Knoll Renaissance, located in Gary, Indiana, to terminate in April 2011.  The Managing General Partner and Local General Partner are currently negotiating an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership.  Net sales proceeds, if any, as well as taxable income or loss, is unknown at this time.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of June 30, 2010, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Fund’s internal controls over financial reporting identified in connection with the evaluation that occurred during the Fund’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

PART II        OTHER INFORMATION

Items 1-5       Not applicable

Item 6           Exhibits and reports on Form 8-K

(a)	Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K – No reports on Form 8-K were filed during the quarter ended June 30, 2010

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2010                                                                                                                                                                                                               BOSTON FINANCIAL TAX CREDIT FUND VIII,
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

                                                                                                                                                                                                                                                                  /s/Kenneth J. Cutillo
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