Form 10-Q
period 2010-12-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2011-02-14
CIK 911568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                           December 31, 2010

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from __________________________________ to_________________________________

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
Yes   No  X .

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                             Page No.

Item 1.   Financial Statements

Balance Sheets - December 31, 2010 (Unaudited)
and March 31, 2010 (Audited)                                                                                                                 1

Statements of Operations (Unaudited) - For the Three and Nine
Months Ended December 31, 2010 and 2009                                                                                         2

Statement of Changes in Partners' Equity (Unaudited) -
For the Nine Months Ended December 31, 2010                                                                                   3

Statements of Cash Flows (Unaudited) - For the Nine
Months Ended December 31, 2010 and 2009                                                                                         4

Notes to the Financial Statements (Unaudited)                                                                                          5

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                                                     8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                                                13

Item 4.    Controls and Procedures                                                                                                                              13

PART II - OTHER INFORMATION

Items 1-6                                                                                                                                                                         14

SIGNATURE                                                                                                                                                                  15

CERTIFICATIONS                                                                                                                                                       18

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

BALANCE SHEETS
December 31, 2010 (Unaudited) and March 31, 2010 (Audited)

Assets	December 31	March 31

Cash and cash equivalents	$236,187	$372,567
Investments in Local Limited Partnerships (Note 1)	2,000,336	2,322,351
Other assets	833	233
Total Assets	$2,237,356	$2,695,151

Liabilities and Partners' Equity

Due to affiliate	$771,394	$568,505
Accrued expenses	30,888	56,036
Total Liabilities	802,282	624,541

General, Initial and Investor Limited Partners' Equity	1,435,074	2,070,610
Total Liabilities and Partners' Equity	$2,237,356	$2,695,151

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
Revenue:
Investment	$265	$2,430	$912	$2,901
Total Revenue	265	2,430	912	2,901

Expense:
Asset management fees, affiliate	67,629	65,852	202,889	197,556
Provision for valuation allowance on
advances to Local Limited Partnerships	-	-	-	209,146
Impairment on investments in Local
Limited Partnerships	337,000	198,000	426,000	716,000
General and administrative
(includes reimbursements to an affiliate
in the amounts of $97,888 and
$79,170 for the nine months ended
December 31, 2010 and 2009,
respectively)	50,557	58,177	156,301	153,354
Amortization	437	437	1,311	1,955
Total Expenses	455,623	322,466	786,501	1,278,011

Loss before equity in income
of Local Limited Partnerships	(455,358)	(320,036)	(785,589)	(1,275,110)

Equity in income of Local Limited
Partnerships (Note 1)	3,936	73,862	150,053	84,061

Loss on sale of investments in Local
Limited Partnerships	-	-	-	(136,762)

Net Loss	$(451,422)	$(246,174)	$(635,536)	$(1,327,811)

Net Loss allocated:
General Partners	$(4,514)	$(2,462)	$(6,355)	$(13,278)
Limited Partners	(446,908)	(243,712)	(629,181)	(1,314,533)
	$(451,422)	$(246,174)	$(635,536)	$(1,327,811)

Net Loss Per Limited Partner
Unit (36,497 Units)	$(12.25)	$(6.68)	$(17.24)	$(36.02)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Nine Months Ended December 31, 2010
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partners	Partner	Partners	Total

Balance at March 31, 2010	$20,707	$100	$2,049,803	$2,070,610

Net Loss	(6,355)	-	(629,181)	(635,536)

Balance at December 31, 2010	$14,352	$100	$1,420,622	$1,435,074

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	2010	2009

Net cash used for operating activities	$(181,137)	$(293,332)

Net cash provided by investing activities	44,757	857,416

Net increase (decrease) in cash and cash equivalents	(136,380)	564,084

Cash and cash equivalents, beginning	372,567	109,829

Cash and cash equivalents, ending	$236,187	$673,913

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2010 and 2009 and for the nine months then ended.

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

1.      Investments in Local Limited Partnerships

The Fund has limited partnership interests in five Local Limited Partnerships, which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. The Fund's ownership interest in the Local Limited Partnerships is 99%, with the exception of Springwood, which is 79.20%, and Hemlock Ridge, which is 77%.  The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund’s interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices.  In the event that Local Limited Partnerships are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at December 31, 2010 and March 31, 2010:

	December 31	March 31

Capital contributions and advances paid to Local Limited Partnerships	$18,442,398	$19,336,206

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $4,329,316 and $3,787,055 at
December 31 and March 31, 2010, respectively)	(11,216,498)	(11,767,212)

Cumulative cash distributions received from Local Limited Partnerships	(882,099)	(837,342)

Investments in Local Limited Partnerships before adjustments	6,343,801	6,731,652

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	651,057	662,167

Cumulative amortization of acquisition fees and expenses	(196,067)	(198,254)

Investments in Local Limited Partnerships before valuation allowance	6,798,791	7,195,565

Valuation allowance on investments in Local Limited Partnerships	(4,798,455)	(4,873,214)

Investments in Local Limited Partnerships	$2,000,336	$2,322,351

The Fund has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund’s share of net losses of the Local Limited Partnerships for the nine months ended December 31, 2010 and 2009 is $528,776 and $934,634, respectively.  For the nine months ended December 31, 2010 and 2009, the Fund has not recognized $678,829 and $1,018,695, respectively, of equity in losses relating to certain Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnership.

During the nine months ended December 31, 2010, the fund sold its interest in one Local Limited Partnership, resulting in a net loss of $0.  The Fund anticipates the interest in two Local Limited Partnerships will terminate as a result of the underlying property foreclosures.

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

3.      Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund’s total assets or equity as of December 31, 2010 or 2009 or net losses for the three months then ended.  The following financial information represents the performance of these Local Limited Partnerships for the three months ended September 30, 2010 and 2009:

	2010	2009

Oak Knoll Renaissance, Limited Partnership
Revenue	$533,880	$525,982
Net Income	$3,976	$74,608

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

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At December 31, 2010, the Fund had cash and cash equivalents of $236,187, as compared to $372,567 at March 31, 2010. The decrease is primarily attributable to cash used for operating activities, partially offset by cash distributions received from Local Limited Partnerships.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At December 31, 2010 and March 31, 2010, approximately $206,000 and $317,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $69,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2010, the Fund has advanced approximately $1,417,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund’s ongoing operations.  Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.  To date, the Fund has used approximately $132,000 of Reserves to fund operations.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment.  Thus, as of December 31, 2010, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2010.

Results of Operations

Three Month Period

For the three months ended December 31, 2010, the Fund’s operations resulted in a net loss of $451,422 as compared to a net loss of $246,174 for the three months ended December 31, 2009.  The increase in net loss is primarily attributable to an increase in impairment on investments in Local Limited Partnerships, a decrease in equity in income of Local Limited Partnerships, partially offset by a decrease in general and administrative expenses recorded by the Fund.  The increase in impairment on investments in Local Limited Partnerships is a result of more impairment recorded on investments in Local Limited Partnerships during the three months ended December 31, 2010, as compared to the same three month period of 2009.  The decrease in equity in income of Local Limited Partnerships is due to a decrease in income recorded by certain Local Limited Partnerships.  The decrease in general and administrative expenses is primarily due to a decrease in accounting and salary expenses recorded by the Fund for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Nine Month Period

For the nine months ended December 31, 2010, the Fund’s operations resulted in a net loss of $635,536 as compared to a net loss of $1,327,811 for the nine months ended December 31, 2009.  The decrease in net loss is primarily attributable to a decrease in impairment on investments in Local Limited Partnerships, a decrease in provision for valuation allowance on advances to Local Limited Partnerships, a decrease in loss on sale of investments in Local Limited Partnerships, and an increase in equity in income of Local Limited Partnerships.  The decrease in impairment on investments in Local Limited Partnerships is primarily due to less impairment recorded on investments in Local Limited Partnerships.  The decrease in provision for valuation allowance on advances to Local Limited Partnerships is the result of a decrease in advances paid to Local Limited Partnerships for the nine months ended December 31, 2010, as compared to the same nine month period of 2009.  The decrease in loss on sale of investments in Local Limited Partnerships is a result of no gain or loss on sale of investments in Local Limited Partnerships in the current period as compared to a net loss on sale of investments in three Local Limited Partnerships during the nine months ended December 31, 2009.  The increase in equity in income of Local Limited Partnerships is due to an increase in income recorded by certain Local Limited Partnerships.

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

As of December 31, 2010, the Fund’s investment portfolio consists of limited partnership interests in five Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits.  Since inception, the Fund generated Tax Credits of approximately $1,429 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund’s prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service (the “Compliance Period”). Failure to do so would result in the recapture of a portion of the property’s Tax Credits.  The Compliance Period expired for all Properties on or prior to December 31, 2010.  The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund.  Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved.   One Local Limited Partnership interest was disposed of during the nine months ended December 31, 2010.

The Fund is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions

Three of the five Properties in which the Fund has an interest had stabilized operations and operated above breakeven at September 30, 2010.  The other two Properties have generated cash flow deficits in prior periods that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows.  However, a few Properties have previously experienced operating difficulties that could either: (i) have an adverse impact on the Fund’s liquidity; or (ii) result in their foreclosure.  Also, the General Partner, in the normal course of the Fund’s business, may arrange for the future disposition of its interest in certain Local Limited Partnerships.  The following Property discussions focus only on such Properties.

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

As previously reported, the Managing General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Meadow Wood of Pella, located in Pella, Iowa, to terminate by April 2011.  The Managing General Partner and Local General Partner negotiated an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership.  The transaction occurred on December 31, 2010.   The Local General Partner worked with the first mortgage lender to extend the loan maturity, as it matured on July 1, 2010.  An extension was granted until November 2010.  Subsequently, the first mortgage lender approved the transfer of the Fund’s interest in conjunction with the loan extension.   The Tax Credit compliance period ended on December 31, 2009. The Managing General Partner estimates that the transfer of the Fund’s interest will result in an estimated 2010 tax loss of $30,000, or $0.82 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns SpringWood Apartments, located in Tallahassee, Florida, would be terminated upon the sale of the Property in the third quarter of 2008, a transaction that could have resulted in net sales proceeds to the Fund of approximately $1,600,000, or $44.20 per Unit.  In July 2008, the potential buyer withdrew their interest to purchase this Property.  The Managing General Partner is currently exploring alternative exit strategies for this Local Limited Partnership interest.  The Managing General Partner anticipates the Fund’s interest in  the Local Limited Partnership

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions (continued)

will generally terminate no earlier than 90 days upon the projected sale of the Property in June 2011 for a nominal sum.   However, the debt matures on March 1, 2011, at which time the first mortgage lender may foreclose on the Property if payment is not made and they do not grant an extension.  Although foreclosure would not be ideal, it would provide an exit for the Fund and no penalties would be incurred as the Tax Credit compliance period ended on December 31, 2009.

As previously reported, the Managing General Partner anticipates the Fund’s interest in the Local Limited Partnership that owns Webster Court, located in Kent, Washington, to terminate, which is projected to occur in late-2011.  Net sales proceeds, if any, as well as taxable income, are unknown at this time.

As previously reported, the Managing General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Live Oak Apartments, located in West Palm Beach, Florida, to terminate as a result of the Property foreclosing in early 2010.  However, the Managing General Partner is working with the Local Limited Partnership to improve operations, minimize deficits and keep debt service payments current.  To date, the Fund advanced $209,146 to cover May, June and July 2009 debt service payments.  The Local Limited Partnership paid the August 2009 debt service payment and all subsequent debt payments to keep the loan current.  The Fund’s funding strategy is reviewed periodically to determine if additional Fund advances are warranted to cover future deficits.  At this time, the Managing General Partner does not project the use of any further Fund advances.  Live Oak Apartments has a second mortgage administered by the Florida Housing Finance Agency (FHFA) in the amount of $1,416,000 as of December 31, 2009.  The loan has a rate of 7.04%, with 3% due annually on June 30 and the balance deferred.  On September 22, 2009, FHFA agreed not to foreclose for failure of the borrower to make the June 30, 2009 payment of approximately $44,482.  The Forbearance Agreement, effective as of June 30, 2009, required the borrower to pay the $44,482 delinquent amount over nine payments of $4,942.45 beginning September 30, 2009 and ending on May 31, 2010.  The Compliance Period expired on December 31, 2010.  The Managing General Partner continues to negotiate with the Local General Partner on alternative ways to exit the Local Limited Partnership.  It is likely that the Local General Partner will purchase the Fund’s interest in the Property for a nominal sum in early-2011.

As previously reported, the Managing General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Hemlock Ridge, located in Livingston Manor, New York, to terminate in December 2010, at the earliest.  The Managing General Partner and Local General Partner are currently negotiating an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership for a nominal sum.  A transaction is currently projected to occur in mid-2011.  Net sales proceeds, if any, as well as taxable income or loss, is unknown at this time.

As previously reported, the Managing General Partner anticipates the Fund’s interest in the Local Limited Partnership that owns Oak Knoll Renaissance, located in Gary, Indiana, to terminate in late-2011.  The Managing General Partner and Local General Partner are currently negotiating an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership.  A transaction is currently projected to occur in December 2011.  Net sales proceeds, if any, as well as taxable income or loss, is unknown at this time.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of December 31, 2010, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Fund’s internal controls over financial reporting identified in connection with the evaluation that occurred during the Fund’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

PART II                  OTHER INFORMATION

Items 1-5                 Not applicable

Item 6                      Exhibits and reports on Form 8-K

(a)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K – No reports on Form 8-K were filed during the quarter ended December 31, 2010

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2011                                                                      BOSTON FINANCIAL TAX CREDIT FUND VIII,
       A LIMITED PARTNERSHIP

By:     Arch Street VIII Limited Partnership,
its General Partner

/s/Kenneth J. Cutillo
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
Arch Street VIII Limited Partnership
(Chief Executive Officer)