Form 10-K
period 2011-03-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2011-06-29
CIK 911568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    March 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________to_______________________________________

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
☐ Yes   ☒  No

State the aggregate sales price of Fund units held by nonaffiliates of the registrant:  $36,497,000 as of September 30, 2010.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2011

TABLE OF CONTENTS

                                                                      Page No.

PART I

Item 1                 Business                                                                                                                                                                K-4
Item 2                 Properties                                                                                                                                                              K-6
Item 3                 Legal Proceedings                                                                                                                                               K-8
Item 4                 (Removed and Reserved)                                                                                                                                   K-8

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
Item 11                Management Remuneration                                                                                                                              K-14
Item 12                Security Ownership of Certain Beneficial
     Owners and Management                                                                                                                                 K-15
Item 13                Certain Relationships and Related Transactions
     and Director Independence                                                                                                                              K-15
Item 14                 Principal Accounting Fees and Services                                                                                                       K-16
Item 15                 Exhibits, Financial Statement Schedules                                                                                                       K-16

SIGNATURES                                                                                                                                                                                         K-18

CERTIFICATIONS                                                                                                                                                                                 K-19

PART I

Item 1.  Business

Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership formed on August 25, 1993 under the laws of the Commonwealth of Massachusetts.  The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") authorizes the sale of up to 200,000 units of Limited Partnership Interest (“Unit”) at $1,000 per Unit in series.  The first series offered 50,000 Units.  On July 29, 1994, the Fund held its final investor closing.  In total, the Fund raised $36,497,000 ("Gross Proceeds") through the sale of 36,497 Units.  Such amounts exclude a fractional unregistered Unit previously acquired for $100 by the Initial Limited Partner.  The offering of Units terminated on March 29, 1995.  No further sale of Units is expected.

The Fund is engaged solely in the business of real estate investment.  Accordingly, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Fund's business taken as a whole.

The Fund originally invested as a limited partner or member in ten limited partnerships or limited liability companies (collectively,"Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which benefit from some form of federal, state or local assistance programs and all of which qualify for low-income housing tax credits ("Tax Credits") added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986.  The Fund’s objectives are to:  (i) provide investors with annual Tax Credits which they may use to reduce their federal income tax liability; (ii) provide limited cash distributions from the operations of apartment complexes; and (iii) preserve and protect the Fund’s capital.  There cannot be any assurance that the Fund will attain any or all of these investment objectives.

Since the Local Limited Partnerships no longer generate any tax credits, the Fund is in the process of disposing of its interests in Local Limited Partnerships.  The Fund has disposed of its interest in five Local Limited Partnerships, and the Fund currently has five Local Limited Partnership interests remaining.  In general, sale of the Fund’s interests in a Local Limited Partnership will be subject to various restrictions.  The Fund will hold Local Limited Partnership interests for periods consistent with the terms of the Local Limited Partnership agreements, the Partnership Agreement and the best interests of the Fund (including Tax Credit recapture considerations).  Table A on the following page lists the properties originally acquired by the Local Limited Partnerships in which the Fund had invested.  Item 7 of this Report contains other significant information with respect to such Local Limited Partnerships.

TABLE A

SELECTED LOCAL LIMITED
PARTNERSHIP DATA

Properties owned by Local Limited Partnerships	Location	Date Interest Acquired

Green Wood Apartments (1)	Gallatin, TN	03/02/94
Webster Court Apartments	Kent, WA	05/13/94
Springwood Apartments	Tallahassee, FL	12/15/94
Meadow Wood of Pella (1)	Pella, IA	06/03/94
Hemlock Ridge	Livingston Manor, NY	04/29/94
Pike Place (1)	Fort Smith, AR	01/31/94
West End Place (1)	Springdale, AR	01/12/94
Oak Knoll Renaissance	Gary, IN	11/01/94
Beaverdam Creek (1)	Mechanicsville, VA	11/16/94
Live Oaks Plantation	West Palm Beach, FL	06/28/94

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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Fund or its General Partner.  In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2011, no Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners.  The Local General Partners of the remaining Local Limited Partnerships are identified in the schedule in Item 2 of this Report.

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

The Fund is managed by Arch Street VIII Limited Partnership, (the “General Partner”).  The Fund, which does not have any employees, reimburses Boston Financial Investment Management, LP (“Boston Financial”), an affiliate of the General Partner, for certain expenses and overhead costs.  A complete discussion of the management of the Fund is set forth in Item 10 of this Report.  The Fund currently has no employees.

The General Partner was an affiliate of MMA Financial, Inc.  Municipal Mortgage & Equity, LLC (“MuniMae”), the parent company of MMA Financial, Inc., sold substantially all of the assets of its Low Income Housing Tax Credit business to Boston Financial.  The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009.  From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC, an affiliate of Boston Financial, to provide asset management to the Fund.  On October 13, 2009, the partnership interests in the General Partner were directly and/or indirectly transferred from entities controlled by MuniMae to one or more entities controlled and owned by Boston Financial.

Item 2.  Properties

The Fund currently owns limited partnership interests in five Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state, or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986.  The Fund's ownership interest in the Local Limited Partnerships is 99%, with the exception of Springwood which is 79.20% and Hemlock Ridge which is 77%.

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

In addition, some of the Local Limited Partnerships have obtained one or a combination of different types of loans such as: (i) below market rate interest loans; (ii) loans provided by a redevelopment agency of the town or city in which the property is located at favorable terms; or (iii) loans that have repayment terms that are based on a percentage of cash flow.

The schedule on the following page provides certain key information on the Local Limited Partnership interests currently invested in by the Fund.

		Capital Contributions
Local Limited Partnership
Property Name		Total	Paid	Mtge. Loans		Occupancy at
Property Location	Number of	Committed at	Through	Payable at	Type of	March 31,
Local General Partner	Apts Units	March 31, 2011	March 31, 2011	December 31, 2010	Subsidy *	2011

Webster Court Apartments
a Limited Partnership
Webster Court Apartments
Kent, WA
Senior Housing Assistance Group	92	2,318,078	2,318,078	2,336,821	None	99%

Springwood Apartments
a Limited Partnership (1)
Springwood Apartments
Tallahassee, FL
Flournoy Development Co.	113	2,499,202	2,499,202	3,107,247	None	89%

RMH Associates
a Limited Partnership (1)
Hemlock Ridge
Livingston Manor, NY
WB Residential Communities, Inc.	100	1,697,298	1,697,298	803,685	Section 8	96%

Oak Knoll Renaissance
a Limited Partnership
Oak Knoll Renaissance
Gary, IN
Ronald M. Gatton	256	4,922,412	4,922,412	3,140,064	Section 8	96%

Schickedanz Brothers Palm
Beach Limited
Live Oaks Plantation
West Palm Beach, FL
SP Live Oak LLC	218	5,587,953	5,587,953	5,234,229	None	75%
	779	$17,024,943	$17,024,943	$14,622,046

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

Item 4.  (Removed and Reserved)

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

As of March 31, 2011, there were 1,150 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. For the years ended March 31, 2011 and 2010, no cash distributions were made.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “believe,” “could,” and similar expressions are intended to identify such forward-looking statements.  The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Fund believes the forward-looking statements are based on reasonable assumptions and current expectations, the Fund can give no assurance that its expectations will be attained.  Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation:  (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels;  (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment rates or adverse changes in real estate laws, including building codes; (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which would suppress the ability of the Local Limited Partnership to generate operating cash flow; and (iv) general economic and real estate conditions and interest rates.

Executive Level Overview

Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") is a Massachusetts limited partner or member organized to invest in other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits (“Tax Credits”) that may be applied against the federal income tax liability of an investor. The Fund’s objectives are to: (i) provide investors with annual Tax Credits which they may use to reduce their federal income tax liability; (ii) provide limited cash distributions from the operations of apartment complexes; and (iii) preserve and protect the Fund’s capital.  Arch Street VIII Limited Partnership ("Arch Street L.P."), a Massachusetts limited partnership consisting of Arch Street VIII, Inc., a Massachusetts corporation ("Arch Street, Inc.") as the sole general partner, ALZA Corporation as Class A limited partner (90%) and Boston Financial BFG Investments, LLC, as Class B limited partner (9%), is the sole General Partner of the Fund. Arch Street L.P. and Arch Street, Inc. are affiliates of Boston Financial Investment Management, LP (“Boston Financial”). The General Partner was an affiliate of MMA Financial, Inc.  Municipal Mortgage & Equity, LLC (“MuniMae”), the parent company of MMA Financial, Inc., sold substantially all of the assets of its Low Income Housing Tax Credit business to Boston Financial. The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009.  From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC, an affiliate of Boston Financial, to provide asset management to the Fund.  On October 13, 2009, the partnership interests in the General Partner were directly and/or indirectly transferred from entities controlled by MuniMae to one or more entities controlled and owned by Boston Financial.  The fiscal year of the Fund ends on March 31.

As of March 31, 2011, the Fund’s investment portfolio consists of limited partnership interests in five Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits of approximately $1,429 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund’s prospectus.

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

Critical Accounting Policies

The Fund’s accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Fund’s policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder.  The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund’s investors.  The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Fund as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners or managing members of the Local Limited Partnerships (the “Local General Partners”), who are considered to be the primary beneficiaries, have the power to direct the activities of the Local Limited Partnerships.  The Local General Partners are also responsible for maintaining compliance with the Tax Credit program and for providing subordinated financial support in the event operations cannot support debt and Property tax payments.  The Fund, through its ownership percentages, may participate in Property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Fund’s financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these Local Limited Partnerships, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting.  The Fund's exposure to economic and financial statement losses is limited to its investments in the Local Limited Partnerships and estimated future funding commitments.  To the extent that the Fund does not receive the full amount of Tax Credits specified in its initial investment contribution agreement, it may be eligible to receive payments from the Local General Partners under the provisions of Tax Credit guarantees.  The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.  The Fund may voluntarily provide advances to the Local Limited Partnerships to finance operations or to make debt service payments.  The Fund assesses the collectability of any advances at the time the advance is made and records a reserve if collectability is not reasonably assured.  The Fund does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

Under the equity method, the investment is carried at cost, adjusted for the Fund’s share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that equity in losses are incurred when the Fund’s carrying value of the respective Local Limited Partnership has been reduced to zero, these excess losses will be suspended and offset against future income.  Income from a Local Limited Partnership, where cumulative equity in losses plus cumulative distributions  have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income in the Fund’s statement of operations.

The Fund has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships.  Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision is recorded to reduce the investment to the sum of the estimated remaining benefits. The estimated remaining benefits for each Local Limited Partnership consists of the estimated future benefit from tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Estimated residual proceeds are calculated by capitalizing the estimated net operating income and subtracting the estimated terminal debt balance of each Local Limited Partnership.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Fund may record impairment losses if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.  The Fund has recorded impairment losses on Oak Knoll during the two years ended March 31, 2011, and 2010 of $608,000 and $518,000, respectively.

Liquidity and Capital Resources

At March 31, 2011, the Fund had cash and cash equivalents of $165,891 as compared to $372,567 at March 31, 2010. The decrease is primarily attributable to cash used for operating activities, partially offset by cash distributions received from Local Limited Partnerships.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At March 31, 2011 and 2010, approximately $140,000 and $317,000 respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $69,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2011, the Fund has advanced approximately $1,417,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund’s ongoing operations.  Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.  To date, the Fund has used approximately $198,000 of Reserves to fund operations.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to the Local Limited Partnerships beyond its specified investment.  Thus, as of March 31, 2011, the Fund had no contractual or other obligation to any Local Limited Partnership that had not been paid or provided for.

Cash Distributions

No cash distributions were made during the two years ended March 31, 2011.  The Fund is currently working on disposing of its interest in certain Local Limited Partnerships during the next nine months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions.  Based on results of 2010 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs.  In addition, some of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

For the year ended March 31, 2011, the Fund’s operations resulted in a net loss of $749,825, as compared to a net loss of $1,532,347 for the year ended March 31, 2010.  The decrease in net loss is primarily attributable to a decrease in impairment on investments in Local Limited Partnerships, a decrease in provision for valuation allowance on advances to Local Limited Partnerships, a decrease in loss on sale of investments in Local Limited Partnerships, an increase in equity in income of Local Limited Partnerships, and a decrease in general and administrative expenses recorded by the Fund.  The decrease in impairment on investments in Local Limited Partnerships is primarily due to less impairment recorded on investments in Local Limited Partnerships.  The decrease in provision for valuation allowance on advances to Local Limited Partnerships is the result of a decrease in advances paid to Local Limited Partnerships for the year ended March 31, 2011, as compared to the year ended March 31, 2010.  The decrease in loss on sale of investments in Local Limited Partnerships is a result of no gain or loss on sale of investments in Local Limited Partnerships in the current period as compared to a net loss on sale of investments in three Local Limited Partnerships during the year ended March 31, 2010.  The increase in equity in income of Local Limited Partnerships is due to an increase in income recorded by one Local Limited Partnership.  The decrease in general and administrative expenses charged to the Fund is primarily a result of a decrease in accounting and investor reporting expenses incurred by the Fund, partially offset by an increase in salary and property-specific consulting expenses recorded by the Fund.

Low-Income Housing Tax Credits

The Tax Credits per Limited Partner stabilized in 1997.   The credits have ended as all Properties have reached the end of the ten year credit period.

Property Discussions

Three of the five Properties in which the Fund has an interest had stabilized operations and operated above breakeven at December 31, 2010.  The other two Properties have generated cash flow deficits in prior periods that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows.  However, a few Properties have previously experienced operating difficulties that could either: (i) have an adverse impact on the Fund’s liquidity; or (ii) result in their foreclosure.  Also, the General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of its interest in all of the Local Limited Partnerships.  The following Property discussions focus on all such Properties.

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

As previously reported, the General Partner transferred the Fund’s interest in the Local Limited Partnership that owns Pike Place, located in Fort Smith, Arkansas, on September 30, 2009.  The Fund received $351,083, or $9.62 per Unit.  The General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of the net proceeds in Reserves.  The actual 2009 tax income was $196,062, or $5.37 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the General Partner transferred the Fund’s interest in the Local Limited Partnership that owns West End Place Apartments, located in Springdale, Arkansas, on September 30, 2009.  The Fund received $974, or $0.03 per Unit.  The General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of the net proceeds in Reserves.  The actual 2009 taxable loss was $465,651, or $12.76 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Meadow Wood of Pella, located in Pella, Iowa, to terminate by April 2011.  The General Partner and Local General Partner negotiated an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership.  The transaction occurred on December 31, 2010.   The Local General Partner worked with the first mortgage lender to extend the loan maturity, as it matured on July 1, 2010.  An extension was granted until November 2010.  Subsequently, the first mortgage lender approved the transfer of the Fund’s interest in conjunction with the loan extension.   The Compliance Period ended on December 31, 2009. The transfer of the Fund’s interest resulted in a 2010 tax loss of $21,737, or $0.60 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Spring Wood Apartments, located in Tallahassee, Florida, would be terminated upon the sale of the Property in the third quarter of 2008, a transaction that could have resulted in net sales proceeds to the Fund of approximately $1,600,000, or $44.20 per Unit.  In July 2008, the potential buyer withdrew their interest to purchase this Property.  Subsequently, the General Partner explored an alternative exit strategy for this Local Limited Partnership interest.  The General Partner previously anticipated the Fund’s interest in the Local Limited Partnership would generally terminate no earlier than 90 days upon the sale of the Property in June 2011 for a nominal sum.  However, the transfer of the Fund’s interest in the Local Limited Partnership occurred on June 1, 2011 for no consideration.  The General Partner estimates that this transaction will result in taxable income of $240,000, or $4.71 per Unit.  As previously reported, the debt matured on March 1, 2011; however, it was extended for three years.  The Compliance Period ended on December 31, 2009.  The Fund no longer has interest in this Local Limited Partnership.

As previously reported, the General Partner anticipates the Fund’s interest in the Local Limited Partnership that owns Webster Court, located in Kent, Washington, to terminate, which is projected to occur in late-2011.  Net sales proceeds, if any, as well as taxable income, are unknown at this time.

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Live Oak Apartments, located in West Palm Beach, Florida, to terminate as a result of the Property foreclosing in early 2010.  However, the General Partner is working with the Local Limited Partnership to improve operations, minimize deficits and keep debt service payments current.  To date, the Fund advanced $209,146 to cover May, June and July 2009 debt service payments.  The Local Limited Partnership paid the August 2009 debt service payment and all subsequent debt payments to keep the loan current.  The Fund’s funding strategy is reviewed periodically to determine if additional Fund advances are warranted to cover future deficits.  At this time, the General Partner does not project the use of any further Fund advances.  Live Oak Apartments has a second mortgage administered by the Florida Housing Finance Agency (FHFA) in the amount of $1,416,000 as of December 31, 2009.  The loan has a rate of 7.04%, with 3% due annually on June 30 and the balance deferred.  On September 22, 2009, FHFA agreed not to foreclose for failure of the borrower to make the June 30, 2009 payment of approximately $44,482.  The Forbearance Agreement, effective as of June 30, 2009, required the borrower to pay the $44,482 delinquent amount over nine payments of $4,942.45 beginning September 30, 2009 and ending on May 31, 2010.  The Compliance Period expired on December 31, 2010.  The General Partner continues to negotiate with the Local General Partner on alternative ways to exit the Local Limited Partnership.  It is likely that the Local General Partner will purchase the Fund’s interest in the Property for a nominal sum in late-2011.

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Hemlock Ridge, located in Livingston Manor, New York, to terminate in December 2010, at the earliest.  The General Partner and Local General Partner are currently negotiating an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership for a nominal sum.  A transaction is currently projected to occur in late-2011.  Net sales proceeds, if any, as well as taxable income or loss, is unknown at this time.

As previously reported, the General Partner anticipates the Fund’s interest in the Local Limited Partnership that owns Oak Knoll Renaissance, located in Gary, Indiana, to terminate in late-2011.  The General Partner and Local General Partner are currently negotiating an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership.  A transaction is currently projected to occur in December 2011.  Net sales proceeds, if any, as well as taxable income or loss, is unknown at this time.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2011 and 2010.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Based on that evaluation, management has concluded that as of March 31, 2011, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of March 31, 2011.  Based on this assessment, management concluded that, as of March 31, 2011, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The business experience of the persons listed above is described below.

Mr. Cutillo is the Chief Executive Officer of Boston Financial. He has 16 years of experience in the low-income housing tax credit industry as a senior executive and tax attorney. Prior to joining Boston Financial, Mr. Cutillo was a Senior Vice President at Alliant Asset Management Company, LLC. From 2001 to 2008, Mr. Cutillo was responsible for supervising that firm's acquisition department. From 1998 to 2001, Mr. Cutillo was a Tax Partner at McGuireWoods, LLP and Chairman of its Affordable Housing Group. His practice at McGuireWoods, LLP focused exclusively on the representation of institutional investors, syndication firms and developers working in the affordable housing industry. Mr. Cutillo began his career in affordable housing in 1994 as tax counsel at Ungaretti & Harris, where he represented large financial institutions in their investment in various tax advantaged products. Mr. Cutillo received his B.A. from The University of the South in Political Science and History, a Juris Doctor cum laude from the University of Georgia School of Law, and a Master of Laws in Taxation from the University of Florida's Graduate Tax Program.

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

Item 11.  Management Remuneration

Neither the directors nor officers of the General Partner nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2011, the following entities are the only entities known to the Fund to be the beneficial owners of more than 5% of the Units outstanding:

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

The equity securities of the Fund are registered under Section 12(g) of the Exchange Act.  200,000 Units were registered, 36,497 of which were sold to the public.  Holders of Units are permitted to vote on matters affecting the Fund only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Fund.

Arch Street VIII, Inc. owns a fractional Unit not included in the Units sold to the public.

Except as described in the preceding paragraphs, the General Partner, Boston Financial, nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units.  None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Fund does not know of any existing arrangement that might at a later date result in a change in control of the Fund.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The Fund paid certain fees to and reimbursed certain expenses of the General Partner or its affiliates in connection with the organization of the Fund and the offering of Units.  The Fund was also required to pay certain fees to and reimburse certain expenses of the General Partner or its affiliates in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships.  In addition, the General Partner is entitled to certain Fund distributions under the terms of the Partnership Agreement.  Also, an affiliate of the General Partner will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction.

The Fund is permitted to enter into transactions involving affiliates of the General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the Fees paid and expenses reimbursed is as follows:

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the General Partner currently receives 0.50% (annually adjusted by the CPI factor) of Gross Proceeds annually as an asset management fee for administering the affairs of the Fund.  Asset management fees earned in each of the two years ended March 31, 2011 and 2010 are as follows:

	2011	2010

Asset management fees	$271,533	$265,186

Salaries and Benefits Expense Reimbursement

An affiliate of the General Partner is reimbursed for the cost of certain salaries and benefits expenses which are incurred by an affiliate of the General Partner on behalf of the Fund.  The reimbursements are based upon the size and complexity of the Fund's operations.  Reimbursements paid or payable in each of the two years ended March 31, 2011 and 2010 are as follows:

	2011	2010

Salaries and benefits expense reimbursements	$121,318	$113,844

Cash Distributions Paid to the General Partner

In accordance with the Partnership Agreement, the General Partner receives 1% of cash distributions paid to partners.  As of March 31, 2011, the Fund has not paid any cash distributions to partners.

Additional information concerning cash distributions, fees and expense reimbursements paid or payable to the General Partner and its affiliates for the two years ended March 31, 2011 is presented in the Notes to the Financial Statements.

Item 14.   Principal Accountant Fees and Services

The Fund paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2011 and 2010 as follows:

	2011	2010

Audit fees	$42,500	$62,631
Tax fees	$2,500	$2,500

No other fees were paid or accrued to the principal accountant during the two years ended March 31, 2011 and 2010.

Item 15.  Exhibits, Financial Statement Schedules

(a)	1 and 2. Financial Statements and Financial Statement Schedules

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

(b)       1.  Exhibits

Exhibit No. 3 - Organization Documents.

3.1
Amended and Restated Agreement of Limited Partnership, dated as of December 6, 1993 – incorporated by reference from Exhibit A to Prospectus contained in Form S-11 Registration Statement, File no. 33-68088.

Exhibit No. 31 Certification 302

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32 Certification 906

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

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

By:     Arch Street VIII Limited Partnership
its General Partner

By:    /s/Kenneth J. Cutillo                                                                                              Date:               June 29, 2011
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
Arch Street VIII Limited Partnership
(Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:

By:    /s/ Kenneth J. Cutillo                                                                                              Date:               June 29, 2011
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
Arch Street VIII Limited Partnership
(Chief Financial Officer)

By:     /s/ Kenneth J. Cutillo                                                                                               Date:           June 29, 2011
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
Arch Street VIII Limited Partnership
(Chief Accounting Officer)

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

ANNUAL REPORT ON FORM 10-K
 FOR THE YEAR ENDED MARCH 31, 2011
INDEX

                                                                                            Page No.
Report of Independent Registered Public Accounting Firm
for the years ended March 31, 2011 and 2010                                                                                                                                                F-2

Financial Statements

Balance Sheet - March 31, 2011 and 2010                                                                                                                                                            F-3

Statements of Operations - For the years ended
March 31, 2011 and 2010                                                                                                                                                                                    F-4

Statements of Changes in Partners' Equity -
For the years ended March 31, 2011 and 2010                                                                                                                                                F-5

Statements of Cash Flows - For the years ended
March 31, 2011 and 2010                                                                                                                                                                                    F-6

Notes to the Financial Statements                                                                                                                                                                       F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Boston Financial Tax Credit Fund VIII, A Limited Partnership

We have audited the accompanying balance sheets of Boston Financial Tax Credit Fund VIII, A Limited Partnership as of March 31, 2011 and 2010, and the related statements of operations, changes in partners’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VIII, A Limited Partnership as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America

/s/Reznick Group, P.C.

Vienna, Virginia
June 29, 2011

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

BALANCE SHEET
March 31, 2011 and 2010

	2011	2010

Assets

Cash and cash equivalents	$165,891	$372,567
Investments in Local Limited Partnerships (Note 4)	2,000,400	2,322,351
Other assets	521	233
Total Assets	$2,166,812	$2,695,151

Liabilities and Partners' Equity

Due to affiliate (Note 5)	$820,038	$568,505
Accrued expenses	25,989	56,036
Total Liabilities	846,027	624,541

General, Initial and Investor Limited Partners' Equity	1,320,785	2,070,610
Total Liabilities and Partners' Equity	$2,166,812	$2,695,151

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2011 and 2010

	2011	2010
Revenue:
Investment	$1,117	$3,341
Total Revenue	1,117	3,341

Expense:
Asset management fees, affiliate (Note 5)	271,533	265,186
Provision for valuation allowance on advances to Local
Limited Partnerships (Note 4)	-	209,146
Impairment on investments in Local
Limited Partnerships (Note 4)	608,000	1,014,000
General and administrative (includes reimbursements
to an affiliate in the amount of $121,318 and
$113,844 in 2011 and 2010, respectively) (Note 5)	202,215	214,713
Amortization	1,748	2,392
Total Expense	1,083,496	1,705,437

Loss before equity in income of Local Limited Partnerships
and loss on disposition of investments in Local Limited
Partnerships	(1,082,379)	(1,702,096)

Equity in income of Local Limited Partnerships (Note 4)	332,554	319,380

Loss on disposition of investments in Local Limited
Partnerships (Note 4)	-	(149,631)

Net Loss	$(749,825)	$(1,532,347)

Net Loss allocated:
General Partners	$(7,498)	$(15,323)
Limited Partners	(742,327)	(1,517,024)
	$(749,825)	$(1,532,347)
Net Loss per Limited Partner Unit
(36,497 Units)	$(20.34)	$(41.57)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
For the Years Ended March 31, 2011 and 2010

		Initial	Investor
	General	Limited	Limited
	Partner	Partners	Partners	Total

Balance at March 31, 2009	$36,030	$100	$3,566,827	$3,602,957

Net Loss	(15,323)	-	(1,517,024)	(1,532,347)

Balance at March 31, 2010	20,707	100	2,049,803	2,070,610

Net Loss	(7,498)	-	(742,327)	(749,825)

Balance at March 31, 2011	$13,209	$100	$1,307,476	$1,320,785

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net Loss	$(749,825)	$(1,532,347)
Adjustments to reconcile net loss to net
cash used for operating activities:
Equity in income of Local Limited Partnerships	(332,554)	(319,380)
Loss on disposition of investments in Local Limited
Partnerships	-	149,631
Provision for valuation allowance on advances to
Local Limited Partnerships	-	209,146
Impairment on investments in Local
Limited Partnerships	608,000	1,014,000
Amortization	1,748	2,392
Increase (decrease) in cash arising from changes
in operating assets and liabilities:
Other assets	(288)	(233)
Due to affiliate	251,533	(123,965)
Accrued expenses	(30,047)	6,078
Net cash used for operating activities	(251,433)	(594,678)

Cash flows from investing activities:
Advances to Local Limited Partnerships	-	(209,146)
Cash distributions received from Local
Limited Partnerships	44,757	164,505
Proceeds received from sale of investments in
Local Limited partnerships	-	902,057
Net cash provided by investing activities	44,757	857,416

Net increase (decrease) in cash and cash equivalents	(206,676)	262,738

Cash and cash equivalents, beginning	372,567	109,829

Cash and cash equivalents, ending	$165,891	$372,567

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS

1.      Organization

Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") is a Massachusetts limited partner or member organized to invest in other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits (“Tax Credits”) that may be applied against the federal income tax liability of an investor. The Fund’s objectives are to: (i) provide investors with annual Tax Credits which they may use to reduce their federal income tax liability; (ii) provide limited cash distributions from the operations of apartment complexes; and (iii) preserve and protect the Fund’s capital.  Arch Street VIII Limited Partnership ("Arch Street L.P."), a Massachusetts limited partnership consisting of Arch Street VIII, Inc., a Massachusetts corporation ("Arch Street, Inc.") as the sole general partner, ALZA Corporation as Class A limited partner (90%) and Boston Financial BFG Investments, LLC, as Class B limited partner (9%), is the sole General Partner of the Fund. Arch Street L.P. and Arch Street, Inc. are affiliates of Boston Financial Investment Management, LP (“Boston Financial”). The General Partner was an affiliate of MMA Financial, Inc.  Municipal Mortgage & Equity, LLC (“MuniMae”), the parent company of MMA Financial, Inc., sold substantially all of the assets of its Low Income Housing Tax Credit business to Boston Financial. The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009.  From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC, an affiliate of Boston Financial, to provide asset management to the Fund.  On October 13, 2009, the partnership interests in the General Partner were directly and/or indirectly transferred from entities controlled by MuniMae to one or more entities controlled and owned by Boston Financial.  The fiscal year of the Fund ends on March 31.

The Partnership Agreement authorizes the sale of up to 200,000 units of limited partnership interest ("Units") at $1,000 per Unit in series.  The first series offered 50,000 Units.  On July 29, 1994, the Fund held its final investor closing.  In total, the Fund received $36,497,000 of capital contributions from investors admitted as Limited Partners, for a total of 36,497 Units.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At March 31, 2011 and 2010, approximately $140,000 and $317,000 respectively, has been designated as Reserves.

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partner.  Net proceeds from a sale of the Fund’s interest in a Local Limited Partnership or refinancing of a Local Limited Partnership’s debt will be allocated 95% to the Limited Partners and 5% to the General Partner, after certain priority payments.   The General Partner may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement.  However, to the extent that the General Partner’s capital accounts are in a deficit position, certain items of net income may be allocated to the General Partner in accordance with the Partnership Agreement.

2.      Significant Accounting Policies

Cash Equivalents

Cash equivalents represent short-term, highly liquid instruments with original maturities of 90 days or less.

Concentration of Credit Risk

The Fund invests its cash primarily in money market and demand deposit accounts with commercial banks.  At times, cash balances at a limited number of banks and financial institutions may exceed federally insured amounts.  Management believes it mitigates its credit risk by investing in major financial institutions.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.      Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s) because the owners of the equity at risk in these entities do not have the power to direct their operations.  In accordance with the accounting guidance for the consolidation of VIEs, the Fund determines when it should include the assets, liabilities and activities of a VIE in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by the entity that is determined to be the VIE’s primary beneficiary.  The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party is required to consolidate the VIE.

The Fund determines whether the Local Limited Partnerships are VIEs and whether it is the primary beneficiary at the date of initial involvement with the Local Limited Partnerships. The Fund reassesses whether it is the primary beneficiary of a Local Limited Partnership on an ongoing basis based on changes in facts and circumstances.  In determining whether it is the primary beneficiary, the Fund considers the purpose and activities of the Local Limited Partnership, including the variability and related risks the Local Limited Partnership incurs and transfers to other entities and their related parties.  If the Fund determines that it is the primary beneficiary of the Local Limited Partnership, the Local Limited Partnership is consolidated within the Fund’s financial statements.

The Fund is involved with the Local Limited Partnerships as a non-controlling equity holder.  The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund’s investors.  The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Fund as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners or managing members of the Local Limited Partnerships (the “Local General Partners”), who are considered to be the primary beneficiaries, have the power to direct the activities of the Local Limited Partnerships.  The Local General Partners are also responsible for maintaining compliance with the Tax Credit program and for providing subordinated financial support in the event operations cannot support debt and Property tax payments.  The Fund, through its ownership percentages, may participate in Property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Fund’s financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these Local Limited Partnerships, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting.

The Fund's exposure to economic and financial statement losses is limited to its investment balance in the Local Limited Partnerships and estimated future funding commitments.  To the extent that the Fund does not receive the full amount of Tax Credits specified in its initial investment contribution agreement, it may be eligible to receive payments from the Local General Partners under the provisions of Tax Credit guarantees.  The Fund may be subject to additional losses to the extent of any additional financial support that the Fund voluntarily provides in the future. The Fund may voluntarily provide advances to the Local Limited Partnerships to finance operations or to make debt service payments.  The Fund assesses the collectability of any advances at the time the advance is made and records a reserve if collectability is not reasonably assured.  The Fund does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

Under the equity method, the investment is carried at cost, adjusted for the Fund’s share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. In the event that a Local Limited Partnership has recorded other comprehensive income or loss, the Fund will evaluate its impact on the Fund and determine whether it should be included as other comprehensive income (loss) in the statement of partners’ equity (deficiency).  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that equity in losses are incurred when the Fund’s carrying value of the respective Local Limited Partnership has been reduced to zero, these excess losses will be suspended and offset against future income.  Income from a Local Limited Partnership, where  cumulative  equity in  losses  plus cumulative  distributions  have  exceeded the total  investment in the Local

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.      Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)

Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income in the Fund’s statement of operations.

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

Management has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2010 and 2009 and for the years then ended.

The Fund is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance of facilities and continued eligibility of tax credits.  If the cost of operating a property exceeds the rental income earned thereon, the Fund may deem it in its best interest to voluntarily provide funds in order to protect its investment.

The Fund has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships.  Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision is recorded to reduce the investment to the sum of the estimated remaining benefits. The estimated remaining benefits for each Local Limited Partnership consists of the estimated future benefit from tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Estimated residual proceeds are calculated by capitalizing the estimated net operating income and subtracting the estimated terminal debt balance of each Local Limited Partnership.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Fund may record impairment losses if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income Taxes

The Fund has elected to be treated as a partnership which is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its partners on their respective income tax returns.  Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions which must be considered for disclosure.  The Fund is required to file and does file tax returns with the Internal Revenue Service and other state and local tax jurisdictions which are subject to examination for tax years 2007 through 2010.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.      Significant Accounting Policies (continued)

Subsequent Events

Events that occur after the balance sheet date but before the financial statements were available to be issued are evaluated for recognition or disclosure.  The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements.  Subsequent events which provide evidence about conditions that existed after the balance sheet date require disclosure in the accompanying notes.  Management evaluated the activity of the Fund and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

3.    New Accounting Principle

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Fund’s financial statements.

4.      Investments in Local Limited Partnerships

The Fund currently has limited partner or member interests in five Local Limited Partnerships, which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood, which is 79.20%, and Hemlock Ridge, which is 77%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund’s interests in the Local Limited Partnerships at the end of the Compliance Period for  nominal prices.  In the event that the Properties are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)

4.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at March 31, 2011 and 2010:

	2011	2010

Capital contributions and advances paid to Local Limited Partnerships	$18,442,398	$19,336,206

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $4,549,207 and $3,787,055 at
March 31, 2011 and 2010 respectively)	(11,033,997)	(11,767,212)

Cumulative cash distributions received from Local Limited Partnerships	(882,099)	(837,342)

Investments in Local Limited Partnerships before adjustments	6,526,302	6,731,652

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	651,057	662,167

Cumulative amortization of acquisition fees and expenses	(196,504)	(198,254)

Investments in Local Limited Partnerships before valuation allowance
and impairment	6,980,855	7,195,565

Cumulative valuation allowance on advances to Local Limited Partnerships	(1,417,455)	(1,417,455)

Cumulative impairment on investments in Local Limited Partnerships	(3,563,000)	(3,455,759)

Investments in Local Limited Partnerships	$2,000,400	$2,322,351

During the year ended March 31, 2010, the Fund advanced $209,146 to certain Local Limited Partnerships, all of which was reserved.  The Fund has also recorded an impairment for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)

4.      Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2010 and 2009 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis), excluding the financial statements of one Local Limited Partnership, is as follows:

Summarized Balance Sheets - as of December 31,

	2010	2009
Assets:
Investment property, net	$21,320,026	$26,467,367
Other assets	2,432,247	2,549,468
Total Assets	$23,752,273	$29,016,835

Liabilities and Partners' Equity:
Mortgage notes payable	$11,514,799	$17,652,570
Other liabilities	11,073,019	10,036,796
Total Liabilities	22,587,818	27,689,366

Fund's Equity	2,726,936	2,738,305
Other partners' deficiency	(1,562,481)	(1,410,836)
Total Partners' Equity	1,164,455	1,327,469
Total Liabilities and Partners' Equity	$23,752,273	$29,016,835

Summarized Statements of Operations - for the periods
ended December 31,

	2010	2009

Rental and other income	$5,507,536	$7,964,287

Expenses:
Operating	3,613,854	5,171,726
Interest	1,022,224	1,949,476
Depreciation and amortization	1,109,408	1,939,228
Total Expenses	5,745,486	9,060,430

Net Loss	$(237,950)	$(1,096,143)

Fund’s share of loss (2010 includes $444 from prior year)	$(234,793)	$(974,450)
Other partners' share of loss	$(3,601)	$(121,693)

The 2010 requirement for an audited financial statement for the Local Limited Partnership with a carrying value of zero was waived and is therefore not included in the above summarized combined financial information.  The Fund's estimated equity in loss of the Local Limited Partnership is $343,000 for the year ended March 31, 2011.

For the years ended  March 31, 2011 and 2010, the Fund has not recognized $910,347 and $1,293,830, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in the Local Limited Partnerships.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)

4.      Investments in Local Limited Partnerships (continued)

The Fund’s equity as reflected by the Local Limited Partnerships of $2,726,936 and $2,738,305 at December 31, 2010 and 2009, respectively, differs from the Fund’s investments in Local Limited Partnerships before adjustments of $6,526,302 and $6,731,652 at March 31, 2011 and 2010, respectively, due to : (i) cumulative unrecognized losses as described above; (ii) advances to Local Limited Partnerships that the Fund included in investments in Local Limited  Partnerships; (iii) the financial information of the Local Limited Partnership that is not included in the summarized balance sheets of the Local Limited Partnerships due to the 2010 requirement for an audited financial statement being waived; and (iv) differences in the accounting treatment of miscellaneous items.

During the year ended March 31, 2011, the Fund sold its interest in one Local Limited Partnership.  The Fund's investment value at the time of the sale was zero with no sales proceeds for the year ended March 31, 2011.

The Fund anticipates the interest in two Local Limited Partnerships will terminate as the result of the foreclosure of the underlying property.

During the year ended March 31, 2010, the Fund sold its interests in three Local Limited Partnerships.  The Fund's investment value at the time of the sales was $1,051,688.  The Fund received $902,057  from the sales of its interest in these Local Limited Partnerships resulting in a loss on disposition of investments  in Local Limited Partnerships of $149,631 for the year ended March 31, 2010.

5.      Transactions with Affiliates

An affiliate of the General Partner receives a base amount of 0.50% (annually adjusted by the CPI factor) of the Gross Proceeds as the annual asset management fee for administering the affairs of the Fund.  Asset management fees for the years ended March 31, 2011 and 2010 are  $271,533 and $265,186, respectively.  During the years ended March 31, 2011 and 2010, $20,000 and $250,000 respectively, were paid out of available cash flow for asset management fees. As of March 31, 2011 and 2010, $820,038 and $568,505, respectively, is payable for asset management fees.

An affiliate of the General Partner is reimbursed for the cost of the Fund’s salaries and benefits expenses.  Included in general and administrative expenses for the years ended March 31, 2011 and 2010 are $121,318 and $113,844, respectively that the Fund incurred for these expenses.  During the years ended March 31, 2011 and 2010, $121,318 and $240,629 respectively, were paid for these expenses.  As of March 31, 2011 and 2010, there are no unpaid salary and benefit expenses.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)

6.      Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2011 and 2010 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2010 and 2009:

	2011	2010

Net Loss per financial statements	$(749,825)	$(1,532,347)

Equity in income of Local Limited Partnerships for financial reporting purposes in excess of equity in losses for tax purposes	209,434	24,497

Equity in losses of Local Limited Partnerships not recognized
for financial reporting purposes	(910,347)	(1,293,830)

Adjustment to reflect March 31 fiscal year end to
December 31 taxable year end	(14,197)	6,059

Amortization for tax purposes in excess of amortization
for financial reporting purposes	(22,331)	(30,491)

Provision for valuation allowance on advances to Local
Limited Partnerships not deductible for tax purposes	-	209,146

Impairment on investments in Local
Limited Partnerships not deductible for tax purposes	608,000	1,014,000

Loss on sale of investments in Local Limited Partnerships for tax
purposes in excess of loss recognized for financial reporting purposes	(21,737)	(79,895)

Net Loss per tax return	$(901,003)	$(1,682,861)

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2011 and December 31, 2010, respectively are as follows:

	Financial
	Reporting	Tax
	Purposes	Purposes	Differences

Investments in Local Limited Partnerships	$2,000,400	$1,045,483	$954,917
Other assets	$166,412	$4,901,388	$(4,734,976)
Liabilities	$846,027	$802,282	$43,745

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)

6.      Federal Income Taxes (continued)

The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $5,772,000 more than for financial reporting purposes, including approximately $4,549,000 of losses the Fund has not recognized relating to four Local Limited Partnerships whose cumulative equity in losses exceeded the total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $163,000; (iii) the Fund has provided a reserve on advances of approximately $1,417,000 to Local Limited Partnerships for financial reporting purposes; (iv) the Fund has provided an impairment allowance of approximately $3,563,000 against its investments in Local Limited Partnerships for financial reporting purposes; and (v) organizational and offering costs of approximately $4,664,000 that have been capitalized for tax purposes are charged to Limited Partners’ equity for financial reporting purposes.

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2010 and December 31, 2009, respectively are as follows:

	Financial
	Reporting	Tax
	Purposes	Purposes	Differences

Investments in Local Limited Partnerships	$2,322,351	$1,504,415	$817,936
Other assets	$372,800	$5,338,747	$(4,965,947)
Liabilities	$624,541	$797,570	$(173,029)

The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $5,547,000 more than for financial reporting purposes, including approximately $3,787,000 of losses the Fund has not recognized relating to five Local Limited Partnerships whose cumulative equity in losses exceeded the total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $144,000; (iii) the Fund has provided a reserve on advances of approximately $1,417,000 to Local Limited Partnerships for financial reporting purposes; (iv) the Fund has provided an impairment allowance of approximately $3,456,000 against its investments in Local Limited Partnerships for financial reporting purposes; and (v) organizational and offering costs of approximately $4,664,000 that have been capitalized for tax purposes are charged to Limited Partners’ equity for financial reporting purposes.

7.      Significant Subsidiaries

The following Local Limited Partnership invested in by the Fund represents more than 20% of the Fund’s total assets or equity as of March 31, 2011 or 2010 or net losses for the years ended either March 31, 2011 or 2010.  The following financial information represents the performance of this Local Limited Partnership for the years ended December 31, 2010 and 2009:

Oak Knoll Renaissance, Limited Partnership	2010	2009
Total Assets	$7,057,880	$7,275,435
Total Liabilities	$3,465,223	$3,845,116
Revenue	$2,172,002	$2,074,423
Net Income	$335,913	$362,046