Form 10-Q
period 2011-06-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2011-08-15
CIK 911568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                               June 30, 2011

OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ________________________

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
Yes  X    No .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   No  X  .

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

Yes___  No  X .

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                             Page No.

Item 1.    Financial Statements

Balance Sheets - June 30, 2011 (Unaudited)
and March 31, 2011 (Audited)                                                                                                              1

Statements of Operations (Unaudited) - For the Three
Months Ended June 30, 2011 and 2010                                                                                               2

Statement of Changes in Partners' Equity (Unaudited) -
For the Three Months Ended June 30, 2011                                                                                       3

Statements of Cash Flows (Unaudited) - For the Three
Months Ended June 30, 2011 and 2010                                                                                               4

Notes to the Financial Statements (Unaudited)                                                                                      5

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                                                 8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                                          13

Item 4.     Controls and Procedures 13

PART II.  OTHER INFORMATION

Item 6.  Exhibits                                                                                                                                                          14

SIGNATURE                                                                                                                                                              15

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

PART I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements

BALANCE SHEETS
June 30, 2011 (Unaudited) and March 31, 2011 (Audited)

Assets	June 30	March 31

Cash and cash equivalents	$141,199	$165,891
Investments in Local Limited Partnerships (Note 1)	2,000,123	2,000,400
Other assets	207	521
Total Assets	$2,141,529	$2,166,812

Liabilities and Partners' Equity

Due to affiliate	$888,682	$820,038
Accrued expenses	33,611	25,989
Total Liabilities	922,293	846,027

General, Initial and Investor Limited Partners' Equity	1,219,236	1,320,785
Total Liabilities and Partners' Equity	$2,141,529	$2,166,812

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Revenue:
Investment	$156	$355
Total Revenue	156	355

Expenses:
Asset management fees, affiliate	68,644	67,630
Impairment on investments in Local Limited Partnerships	83,000	89,000
General and administrative (includes reimbursements
to an affiliate in the amount of $16,290 and
$27,783 in 2011 and 2010, respectively)	32,784	53,167
Amortization	437	437
Total Expenses	184,865	210,234

Loss before equity in income of Local Limited Partnerships	(184,709)	(209,879)

Equity in income of Local Limited Partnerships (Note 1)	83,160	89,496

Net Loss	$(101,549)	$(120,383)

Net Loss allocated:
General Partner	$(1,015)	$(1,204)
Limited Partners	(100,534)	(119,179)
	$(101,549)	$(120,383)
Net Loss per Limited Partner Unit
(36,497 Units)	$(2.75)	$(3.27)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Three Months Ended June 30, 2011
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partner	Partner	Partners	Total

Balance at March 31, 2011	$13,209	$100	$1,307,476	$1,320,785

Net Loss	(1,015)	-	(100,534)	(101,549)

Balance at June 30, 2011	$12,194	$100	$1,206,942	$1,219,236

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010

Net cash used for operating activities	$(24,692)	$(42,243)

Net decrease in cash and cash equivalents	(24,692)	(42,243)

Cash and cash equivalents, beginning	165,891	372,567

Cash and cash equivalents, ending	$141,199	$330,324

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the audited financial statements and notes thereto included with the Annual Report on Form10-K of Boston Financial Tax Credit Fund VIII, a Limited Partnership (the “Fund”) for the year ended March 31, 2011.  In the opinion of the General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

The General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2011 and 2010 and for the three months then ended.

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partner.  Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partner, after certain priority payments.   The General Partner may have an obligation to fund deficits in its capital account, subject to limits set forth in the Fund’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”).  However, to the extent that the General Partner’s capital account is in a deficit position, certain items of net income may be allocated to the General Partner in accordance with the Partnership Agreement.

1.      Investments in Local Limited Partnerships

The Fund currently has limited partner or member interests in four Local Limited Partnerships which were organized for the purpose of owning and operating government-assisted, multi-family housing complexes. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Hemlock Ridge which is 77%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund’s interests in the Local Limited Partnerships at the end of the Compliance Period for nominal prices.  In the event that the Properties are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at June 30, 2011 and March 31, 2011:

	June 30	March 31

Capital contributions and advances paid to Local Limited Partnerships	$15,943,196	$18,442,398

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $3,758,518 and $4,549,207 at
June 30 and March 31, 2011, respectively)	(8,879,966)	(11,033,997)

Cumulative cash distributions received from Local Limited Partnerships	(433,029)	(882,099)

Investments in Local Limited Partnerships before adjustments	6,630,201	6,526,302

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	619,931	651,057

Cumulative amortization of acquisition fees and expenses	(186,554)	(196,504)

Investments in Local Limited Partnerships before valuation allowance and impairment	7,063,578	6,980,855

Cumulative valuation allowance on advances to Local Limited
Partnerships	(1,417,455)	(1,417,455)

Cumulative impairment on investments in Local Limited Partnerships	(3,646,000)	(3,563,000)

Investments in Local Limited Partnerships	$2,000,123	$2,000,400

The Fund has recorded an impairment for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund’s share of net losses of the Local Limited Partnerships for the three months ended June 30, 2011 and 2010 is $126,074 and $204,745, respectively.  For the three months ended June 30, 2011 and 2010, the Fund has not recognized $209,234 and $294,241, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in the Local Limited Partnerships.

During the three months ended June 30, 2011, the Fund sold its interest in one Local Limited Partnership.  The Fund's investment value at the time of the sale was zero resulting in no gain or loss on disposition of investment in Local Limited Partnership for the three months ended June 30, 2011.

The Fund anticipates the interest in one Local Limited Partnership will terminate as the result of the foreclosure of the underlying Property.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

2.	New Accounting Principles

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Fund’s financial statements.

3.      Significant Subsidiaries

The following Local Limited Partnership invested in by the Fund represents more than 20% of the Fund’s total assets or equity as of June 30, 2011 or 2010 or net losses for the three months then ended.  The following financial information represents the performance of this Local Limited Partnership for the three months ended March 31, 2011 and 2010:

	2011	2010

Oak Knoll Renaissance, Limited Partnership
Revenue	$543,000	$518,500
Net Income	$84,000	$90,400

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Fund is a Massachusetts limited partner or member organized to invest in other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits (“Tax Credits”) that may be applied against the federal income tax liability of an investor. The Fund’s objectives are to: (i) provide investors with annual Tax Credits which they may use to reduce their federal income tax liability; (ii) provide limited cash distributions from the operations of apartment complexes; and (iii) preserve and protect the Fund’s capital.  Arch Street VIII Limited Partnership ("Arch Street L.P."), a Massachusetts limited partnership consisting of Arch Street VIII, Inc., a Massachusetts corporation ("Arch Street, Inc.") as the sole general partner, ALZA Corporation as Class A limited partner (90%) and Boston Financial BFG Investments, LLC, as Class B limited partner (9%), is the sole General Partner of the Fund. Arch Street L.P. and Arch Street, Inc. are affiliates of Boston Financial Investment Management, LP (“Boston Financial”).  The fiscal year of the Fund ends on March 31.

Critical Accounting Policies

The Fund’s accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Fund’s policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIEs”). The Fund is involved with the VIEs as a non-controlling limited partner equity holder.  The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund’s investors.  The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Fund as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners or managing members of the Local Limited Partnerships (the “Local General Partners”), who are considered to be the primary beneficiaries, have the power to direct the activities of the Local Limited Partnerships.  The Local General Partners are also responsible for maintaining compliance with the Tax Credit program and for providing subordinated financial support in the event operations cannot support debt and Property tax payments.  The Fund, through its ownership percentages, may participate in Property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Fund’s financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these Local Limited Partnerships, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting.  The Fund's exposure to economic and financial statement losses is limited to its investments in the Local Limited Partnerships and estimated future funding commitments.  To the extent that the Fund does not receive the full amount of Tax Credits specified in its initial investment contribution agreement, it may be eligible to receive payments from the Local General Partners under the provisions of Tax Credit guarantees.  The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.  The Fund may voluntarily provide advances to the Local Limited Partnerships to finance operations or to make debt service payments.  The Fund assesses the collectability of any advances at the time the advance is made and  records

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

a reserve if collectability is not reasonably assured.  The Fund does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

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

Liquidity and Capital Resources

At June 30, 2011, the Fund had cash and cash equivalents of $141,199 as compared to $165,891 at March 31, 2011. The decrease is primarily attributable to cash used for operating activities.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At June 30, 2011 and March 31, 2011, approximately $108,000 and $140,000 respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $69,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2011, the Fund has advanced approximately $1,417,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund’s ongoing operations.  Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.  To date, the Fund has used approximately $230,000 of Reserves to fund operations.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of asset management fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to the Local Limited Partnerships beyond its specified investment.  Thus, as of June 30, 2011, the Fund has no contractual or other obligation to any Local Limited Partnership that has not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2011and 2010.

Results of Operations

For the three months ended June 30, 2011, the Fund’s operations resulted in a net loss of $101,549 as compared to a net loss of $120,383 for the three months ended June 30, 2010.  The decrease in net loss is primarily attributable to a decrease in general and administrative expenses and a decrease in impairment on investments in Local Limited Partnerships, partially offset by a decrease in equity in income of Local Limited Partnerships.  General and administrative expenses decreased due to a decrease in charges for operations and administrative expenses necessary for the operations of the Fund during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010.  Impairment on investments in Local Limited Partnerships decreased due to the Fund recording less impairment allowance for its investments in certain Local Limited Partnerships.  The decrease in equity in income of Local Limited Partnerships is due to a decrease in income recorded by certain Local Limited Partnerships.

Portfolio Update

As of June 30, 2011, the Fund’s investment portfolio consists of limited partnership interests in four Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits of approximately $1,429 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund’s prospectus.

Properties that receive Tax Credits must remain in compliance with rent restriction and set aside requirements for at least 15 calendar years from the date the Property is placed in service (“Compliance Period”). Failure to do so would result in the recapture of a portion of the Property’s Tax Credits.  The Compliance Period expired for all Properties on or prior to December 31, 2010.

The General Partner will continue to closely monitor the operations of the Properties and will formulate disposition strategies with respect to the Fund’s remaining Local Limited Partnership interests. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund.  Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved.

The Fund is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

Property Discussions

Three of the four Properties in which the Fund has an interest had stabilized operations and operated above breakeven at March 31, 2011.  The other Property generated cash flow deficits in prior periods that the Local General Partners of that Property funded through project expense loans, subordinated loans or operating escrows.  However, a few Properties have previously experienced operating difficulties that could either: (i) have an adverse impact on the Fund’s liquidity; or (ii) result in their foreclosure.  Also, the General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of its interest in all of the Local Limited Partnerships.  The following Property discussions focus on all such Properties.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Spring Wood Apartments, located in Tallahassee, Florida, would be terminated upon the sale of the Property in the third quarter of 2008, a transaction that could have resulted in net sales proceeds to the Fund of approximately $1,600,000, or $44.20 per Unit.  In July 2008, the potential buyer withdrew their interest to purchase this Property.  Subsequently, the General Partner explored an alternative exit strategy for this Local Limited Partnership interest.  The General Partner previously anticipated the Fund’s interest in the Local Limited Partnership would generally terminate no earlier than 90 days upon the sale of the Property in June 2011 for a nominal sum.  However, the transfer of the Fund’s interest in the Local Limited Partnership occurred on May 31, 2011 for no consideration.  The General Partner estimates that this transaction will result in taxable income of $240,000, or $4.71 per Unit.  As previously reported, the debt matured on March 1, 2011; however, it was extended for three years.  The Compliance Period ended on December 31, 2009.  The Fund no longer has interest in this Local Limited Partnership.

As previously reported, the General Partner anticipates the Fund’s interest in the Local Limited Partnership that owns Webster Court, located in Kent, Washington, to terminate, which is projected to occur early in 2012.  Net sales proceeds, if any, as well as taxable income, are unknown at this time.

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Live Oak Apartments, located in West Palm Beach, Florida, to terminate as a result of the Property foreclosing in early 2010.  However, the General Partner is working with the Local Limited Partnership to improve operations, minimize deficits and keep debt service payments current.  To date, the Fund advanced $209,146 to cover May, June and July 2009 debt service payments.  The Local Limited Partnership paid the August 2009 debt service payment and all subsequent debt payments to keep the loan current.  The Fund’s funding strategy is reviewed periodically to determine if additional Fund advances are warranted to cover future deficits.  At this time, the General Partner does not project the use of any further Fund advances.  Live Oak Apartments has a second mortgage administered by the Florida Housing Finance Agency (FHFA) in the amount of $1,416,000 as of December 31, 2009.  The loan has a rate of 7.04%, with 3% due annually on June 30 and the balance deferred.  On September 22, 2009, FHFA agreed not to foreclose for failure of the borrower to make the June 30, 2009 payment of approximately $44,482.  The Forbearance Agreement, effective as of June 30, 2009, required the borrower to pay the $44,482 delinquent amount over nine payments of $4,942.45 beginning September 30, 2009 and ending on May 31, 2010.  The Compliance Period expired on December 31, 2010.  The General Partner continues to negotiate with the Local General Partner on alternative ways to exit the Local Limited Partnership.  It is likely that the Fund’s interest in the Property will transfer to the Local General Partner for no consideration in August 2011.  The Managing General Partner estimates that this transaction will result in 2011 taxable income of $4,990,000, or $136.72 per Unit.

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Hemlock Ridge, located in Livingston Manor, New York, to terminate in December 2010, at the earliest.  The General Partner and Local General Partner are currently negotiating an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership for a nominal sum.  A transaction is currently projected to occur late in 2011.  Net sales proceeds, if any, as well as taxable income or loss, is unknown at this time.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Discussions (continued)

As previously reported, the General Partner anticipates the Fund’s interest in the Local Limited Partnership that owns  Oak  Knoll Renaissance, located in Gary, Indiana, to  terminate  late  in 2011.  The General Partner and  Local General Partner are currently negotiating an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership.  A transaction is currently projected to occur in December 2011.  Net sales proceeds, if any, as well as taxable income or loss, is unknown at this time.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.                                Controls and Procedures

Disclosure Controls and Procedures

The Fund maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods.  The Fund’s Chief Executive Officer and its Chief Financial Officer of the General Partner (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls for the Fund.  The controls and procedures established by the Fund are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of June 30, 2011, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Fund’s internal controls over financial reporting identified in connection with the evaluation of the Fund’s controls that occurred during the Fund’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

PART II.             OTHER INFORMATION

Item 6.                 Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011                                                                  BOSTON FINANCIAL TAX CREDIT FUND VIII,
A LIMITED PARTNERSHIP

By:     Arch Street VIII Limited Partnership,
its General Partner

/s/Kenneth J. Cutillo
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
Arch Street VIII Limited Partnership
(Chief Executive Officer)