Form 10-Q
period 2011-09-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2011-11-14
CIK 911568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                         September 30, 2011

OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________to ____________________________________

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
Yes  X    No____.

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
Yes____  No  X .

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                             Page No.

Item 1.    Financial Statements

Balance Sheets - September 30, 2011 (Unaudited)
and March 31, 2011 (Audited)                                                                                                                1

Statements of Operations (Unaudited) - For the Three and Six
Months Ended September 30, 2011 and 2010                                                                                       2

Statement of Changes in Partners' Equity (Unaudited) -
For the Six Months Ended September 30, 2011                                                                                    3

Statements of Cash Flows (Unaudited) - For the Six
Months Ended September 30, 2011 and 2010                                                                                       4

Notes to the Financial Statements (Unaudited)                                                                                         5

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                                                    8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                                              13

Item 4.    Controls and Procedures                                                                                                                             13

PART II.  OTHER INFORMATION

Item 6.      Exhibits                                                                                                                                                             14

SIGNATURE                                                                                                                                                                 15

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

PART I.                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

BALANCE SHEETS
September 30, 2011 (Unaudited) and March 31, 2011 (Audited)

Assets	September 30	March 31

Cash and cash equivalents	$139,525	$165,891
Investments in Local Limited Partnerships (Note 1)	1,880,222	2,000,400
Other assets	730	521
Total Assets	$2,020,477	$2,166,812

Liabilities and Partners' Equity

Due to affiliate	$957,327	$820,038
Accrued expenses	19,758	25,989
Total Liabilities	977,085	846,027

General, Initial and Investor Limited Partners' Equity	1,043,392	1,320,785
Total Liabilities and Partners' Equity	$2,020,477	$2,166,812

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenue:
Investment	$152	$291	$308	$647
Total Revenue	152	291	308	647

Expenses:
Asset management fees, affiliate	68,645	67,630	137,289	135,260
Impairment on investments in Local
Limited Partnerships	-	-	83,000	89,000
General and administrative
(includes reimbursements to an affiliate
in the amounts of $7,780 and $42,454 for the three months and $24,071 and
$70,237 for the six months ended
September 30, 2011 and 2010,
respectively)	35,216	52,577	68,000	105,744
Amortization	437	437	874	874
Total Expenses	104,298	120,644	289,163	330,878

Loss before equity in income (losses)
of Local Limited Partnerships	(104,146)	(120,353)	(288,855)	(330,231)

Equity in income (losses) of Local Limited
Partnerships (Note 1)	(71,698)	56,621	11,462	146,117

Net Loss	$(175,844)	$(63,732)	$(277,393)	$(184,114)

Net Loss allocated:
General Partner	$(1,758)	$(637)	$(2,774)	$(1,841)
Limited Partners	(174,086)	(63,095)	(274,619)	(182,273)
	$(175,844)	$(63,732)	$(277,393)	$(184,114)

Net Loss Per Limited Partner
Unit (36,497 Units)	$(4.77)	$(1.73)	$(7.52)	$(4.99)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Six Months Ended September 30, 2011
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partner	Partner	Partners	Total

Balance at March 31, 2011	$13,209	$100	$1,307,476	$1,320,785

Net Loss	(2,774)	-	(274,619)	(277,393)

Balance at September 30, 2011	$10,435	$100	$1,032,857	$1,043,392

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010

Net cash used for operating activities	$(74,132)	$(140,445)

Net cash provided by investing activities	47,766	44,757

Net decrease in cash and cash equivalents	(26,366)	(95,688)

Cash and cash equivalents, beginning	165,891	372,567

Cash and cash equivalents, ending	$139,525	$276,879

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

The General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2011 and 2010 and for the six months then ended.

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

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at September 30, 2011 and March 31, 2011:

	September 30	March 31

Capital contributions and advances paid to Local Limited Partnerships	$15,943,196	$18,442,398

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $3,981,051 and $4,549,207 at
September 30 and March 31, 2011, respectively)	(8,951,664)	(11,033,997)

Cumulative cash distributions received from Local Limited Partnerships	(480,795)	(882,099)

Investments in Local Limited Partnerships before adjustments	6,510,737	6,526,302

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	619,931	651,057

Cumulative amortization of acquisition fees and expenses	(186,991)	(196,504)

Investments in Local Limited Partnerships before valuation allowance
and impairment	6,943,677	6,980,855

Cumulative valuation allowance on advances to Local Limited
Partnerships	(1,417,455)	(1,417,455)

Cumulative impairment on investments in Local Limited Partnerships	(3,646,000)	(3,563,000)

Investments in Local Limited Partnerships	$1,880,222	$2,000,400

The Fund has recorded an impairment for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund’s share of net losses of the Local Limited Partnerships for the six months ended September 30, 2011 and 2010 is $420,305 and $395,618, respectively.  For the six months ended September 30, 2011 and 2010, the Fund has not recognized $431,767 and $541,735, respectively, of equity in losses relating to certain Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnership.

During the six months ended September 30, 2011, the Fund disposed of its interest in one Local Limited Partnership.  The Fund's investment value at the time of the disposition was zero resulting in no gain or loss on disposition of investment in Local Limited Partnership for the six months ended September 30, 2011.

The Fund anticipates the interest in one Local Limited Partnership will terminate as a result of the foreclosure of the underlying Property.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

2.	New Accounting Principles

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other bodies that may have an impact on the Partnership’s financial reporting or accounting.  The Fund does not believe that any such recently issued pronouncement has had or will have a material effect on the Fund’s financial statements.

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

3.      Significant Subsidiaries

The following Local Limited Partnership invested in by the Fund represents more than 20% of the Fund’s total assets or equity as of September 30, 2011 or 2010 or net losses for the three months then ended.  The following financial information represents the performance of this Local Limited Partnership for the three months ended June 30, 2011 and 2010:

	2011	2010

Oak Knoll Renaissance, Limited Partnership
Revenue	$494,758	$562,994
Net Income (Loss)	$(72,422)	$57,193

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

The Fund is a Massachusetts limited partnership organized to invest, as a limited partner or member, in other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships") which own and operate apartment complexes (each, a “Property”) which are eligible for low income housing tax credits (“Tax Credits”) that may be applied against the federal income tax liability of an investor. The Fund’s objectives are to: (i) provide investors with annual Tax Credits which they may use to reduce their federal income tax liability; (ii) provide limited cash distributions from the operations of apartment complexes; and (iii) preserve and protect the Fund’s capital.  Arch Street VIII Limited Partnership ("Arch Street L.P."), a Massachusetts limited partnership consisting of Arch Street VIII, Inc., a Massachusetts corporation ("Arch Street, Inc.") as the sole general partner, ALZA Corporation as Class A limited partner (90%) and Boston Financial BFG Investments, LLC, as Class B limited partner (9%), is the sole General Partner of the Fund. Arch Street L.P. and Arch Street, Inc. are affiliates of Boston Financial Investment Management, LP (“Boston Financial”).  The fiscal year of the Fund ends on March 31.

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

Liquidity and Capital Resources

At September 30, 2011, the Fund had cash and cash equivalents of $139,525, as compared to $165,891 at March 31, 2011.  The decrease is primarily attributable to cash used for operating activities, partially offset by cash distributions received from Local Limited Partnerships.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At September 30, 2011 and March 31, 2011, approximately $120,000 and $140,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $69,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2011, the Fund has advanced approximately $1,417,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund’s ongoing operations.  Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.  To date, the Fund has used approximately $218,000 of Reserves to fund operations.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of asset management fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                              Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment.  Thus, as of September 30, 2011, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2011 and 2010.

Results of Operations

Three Month Period

For the three months ended September 30, 2011, the Fund’s operations resulted in a net loss of $175,844 as compared to a net loss of $63,732 for the three months ended September 30, 2010.  The increase in net loss is primarily attributable to a decrease in equity in income of Local Limited Partnerships recognized by the Fund, partially offset by a decrease in general and administrative expenses recorded by the Fund.  The decrease in equity in income of Local Limited Partnerships is due to less income recorded by certain Local Limited Partnerships in the current period as compared to the same three month period of 2010.  General and administrative expenses decreased due to a decrease in charges for operations and administrative expenses necessary for the operations of the Fund during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.

Six Month Period

For the six months ended September 30, 2011, the Fund’s operations resulted in a net loss of $277,393 as compared to a net loss of $184,114 for the six months ended September 30, 2010.  The increase in net loss is primarily attributable to a decrease in equity in income of Local Limited Partnerships recognized by the Fund, partially offset by a decrease in general and administrative expenses recorded by the Fund, as well as a decrease in impairment on investments in Local Limited Partnerships.  The decrease in equity in income of Local Limited Partnerships is due to less income recorded by certain Local Limited Partnerships in the current period as compared to the same six month period of 2010.  General and administrative expenses decreased due to a decrease in charges for operations and administrative expenses necessary for the operations of the Fund.  The decrease in impairment on investments in Local Limited Partnerships is primarily due to less impairment recorded on investments in Local Limited Partnerships during the six months ended September 30, 2011.

Portfolio Update

As of September 30, 2011, the Fund’s investment portfolio consists of limited partnership interests in four Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits of approximately $1,429 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund’s prospectus.

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

Property Discussions

Two of the four Properties in which the Fund has an interest had stabilized operations and operated above breakeven at June 30, 2011.  The other Properties generated cash flow deficits in prior periods that the Local General Partners of that Property funded through project expense loans, subordinated loans or operating escrows.  However, a few Properties have previously experienced operating difficulties that could either: (i) have an adverse impact on the Fund’s liquidity; or (ii) result in their foreclosure.  Also, the General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of its interest in all of the Local Limited Partnerships.  The following Property discussions focus on all such Properties.

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

As previously reported, the General Partner anticipates the Fund’s interest in the Local Limited Partnership that owns Webster Court, located in Kent, Washington, to terminate, which is projected to occur in 2012.  Net sales proceeds, if any, as well as taxable income, are unknown at this time.

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

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                              Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Discussions (continued)

The Forbearance Agreement, effective as of June 30, 2009, required the borrower to pay the $44,482 delinquent amount over nine payments of $4,942.45 beginning September 30, 2009 and ending on May 31, 2010.  The Compliance Period expired on December 31, 2010.  The General Partner continues to negotiate with the Local General Partner on alternative ways to exit the Local Limited Partnership.  It is likely that the Fund’s interest in the Property will transfer to the Local General Partner for no consideration at the beginning of 2012.  The Managing General Partner estimates that this transaction will result in 2012 taxable income of $5,120,000, or $140.29 per Unit.

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Hemlock Ridge, located in Livingston Manor, New York, to terminate in December 2010, at the earliest.  The General Partner and Local General Partner are currently negotiating an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership for a nominal sum.  A transaction is currently projected to occur in mid-2012.  Net sales proceeds, if any, as well as taxable income or loss, is unknown at this time.

As previously reported, the General Partner anticipates the Fund’s interest in the Local Limited Partnership that owns Oak Knoll Renaissance, located in Gary, Indiana, to terminate late in 2011.  The General Partner and Local General Partner are currently negotiating an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership.  A transaction is currently projected to occur in mid-2012.  Net sales proceeds, if any, as well as taxable income or loss, is unknown at this time.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of September 30, 2011, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Fund’s internal controls over financial reporting identified in connection with the evaluation of the Fund’s controls that occurred during the Fund’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

PART II.                         OTHER INFORMATION

Item 6.                             Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections. This exhibit shall not be deemed to be incorporated by reference into any filing, except to the extent that the Registrant specifically incorporates this exhibit by reference.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011                                                             BOSTON FINANCIAL TAX CREDIT FUND VIII,
A LIMITED PARTNERSHIP

By:      Arch Street VIII Limited Partnership,
its General Partner

/s/Kenneth J. Cutillo
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
Arch Street VIII Limited Partnership
(Chief Executive Officer)