Form 10-Q
period 2011-12-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2012-02-14
CIK 911568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended                       December 31, 2011

OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________to _________________________

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
Yes  X      No____.

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
Yes_____  No  X .

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                             Page No.

Item 1.    Financial Statements

Balance Sheets - December 31, 2011 (Unaudited)
and March 31, 2011 (Audited)                                                                                                                 1

Statements of Operations (Unaudited) - For the Three and Nine
Months Ended December 31, 2011 and 2010                                                                                         2

Statement of Changes in Partners' Equity (Unaudited) -
For the Nine Months Ended December 31, 2011                                                                                   3

Statements of Cash Flows (Unaudited) - For the Nine
Months Ended December 31, 2011 and 2010                                                                                         4

Notes to the Financial Statements (Unaudited)                                                                                          5

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                                                     8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                                                13

Item 4.     Controls and Procedures                                                                                                                              13

PART II.  OTHER INFORMATION

Item 6.       Exhibits                                                                                                                                                          14

SIGNATURE                                                                                                                                                                   15

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

PART I.                      FINANCIAL INFORMATION

Item 1.                         Financial Statements

BALANCE SHEETS
December 31, 2011 (Unaudited) and March 31, 2011 (Audited)

Assets	December 31	March 31

Cash and cash equivalents	$118,193	$165,891
Investments in Local Limited Partnerships (Note 1)	1,959,962	2,000,400
Other assets	590	521
Total Assets	$2,078,745	$2,166,812

Liabilities and Partners' Equity

Due to affiliate	$1,038,415	$820,038
Accrued expenses	19,458	25,989
Total Liabilities	1,057,873	846,027

General, Initial and Investor Limited Partners' Equity	1,020,872	1,320,785
Total Liabilities and Partners' Equity	$2,078,745	$2,166,812

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
Revenue:
Investment	$129	$265	$437	$912
Total Revenue	129	265	437	912

Expenses:
Asset management fees, affiliate	68,644	67,629	205,933	202,889
Impairment on investments in Local
Limited Partnerships	-	337,000	83,000	426,000
General and administrative
(includes reimbursements to an affiliate
in the amounts of $12,444 and $27,651 for the three months and $36,515 and
$97,888 for the nine months ended
December 31, 2011 and 2010,
respectively)	33,745	50,557	101,745	156,301
Amortization	437	437	1,311	1,311
Total Expenses	102,826	455,623	391,989	786,501

Loss before equity in income
of Local Limited Partnerships	(102,697)	(455,358)	(391,552)	(785,589)

Equity in income of Local Limited
Partnerships (Note 1)	80,177	3,936	91,639	150,053

Net Loss	$(22,520)	$(451,422)	$(299,913)	$(635,536)

Net Loss allocated:
General Partner	$(225)	$(4,514)	$(2,999)	$(6,355)
Limited Partners	(22,295)	(446,908)	(296,914)	(629,181)
	$(22,520)	$(451,422)	$(299,913)	$(635,536)

Net Loss Per Limited Partner
Unit (36,497 Units)	$(0.61)	$(12.25)	$(8.14)	$(17.24)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Nine Months Ended December 31, 2011
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partner	Partner	Partners	Total

Balance at March 31, 2011	$13,209	$100	$1,307,476	$1,320,785

Net Loss	(2,999)	-	(296,914)	(299,913)

Balance at December 31, 2011	$10,210	$100	$1,010,562	$1,020,872

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	2011	2010

Net cash used for operating activities	$(95,464)	$(181,137)

Net cash provided by investing activities	47,766	44,757

Net decrease in cash and cash equivalents	(47,698)	(136,380)

Cash and cash equivalents, beginning	165,891	372,567

Cash and cash equivalents, ending	$118,193	$236,187

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the audited financial statements and notes thereto included with the Annual Report on Form 10-K of Boston Financial Tax Credit Fund VIII, a Limited Partnership (the “Fund”) for the year ended March 31, 2011.  In the opinion of the General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

The General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2011 and 2010 and for the nine months then ended.

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

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at December 31, 2011 and March 31, 2011:

	December 31	March 31

Capital contributions and advances paid to Local Limited Partnerships	$15,943,196	$18,442,398

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $4,164,731 and $4,549,207 at
December 31 and March 31, 2011, respectively)	(8,871,487)	(11,033,997)

Cumulative cash distributions received from Local Limited Partnerships	(480,795)	(882,099)

Investments in Local Limited Partnerships before adjustments	6,590,914	6,526,302

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	619,931	651,057

Cumulative amortization of acquisition fees and expenses	(187,428)	(196,504)

Investments in Local Limited Partnerships before valuation allowance
and impairment	7,023,417	6,980,855

Cumulative valuation allowance on advances to Local Limited
Partnerships	(1,417,455)	(1,417,455)

Cumulative impairment on investments in Local Limited Partnerships	(3,646,000)	(3,563,000)

Investments in Local Limited Partnerships	$1,959,962	$2,000,400

The Fund has recorded an impairment for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund’s share of net losses of the Local Limited Partnerships for the nine months ended December 31, 2011 and 2010 is $523,808 and $528,776, respectively.  For the nine months ended December 31, 2011 and 2010, the Fund has not recognized $615,447 and $678,829, respectively, of equity in losses relating to certain Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnership.

During the nine months ended December 31, 2011, the Fund disposed of its interest in one Local Limited Partnership.  The Fund's investment value at the time of the disposition was zero resulting in no gain or loss on disposition of investment in Local Limited Partnership for the nine months ended December 31, 2011.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

2.	New Accounting Principles

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other bodies that may have an impact on the Fund’s financial reporting or accounting.  The Fund does not believe that any such recently issued pronouncement has had or will have a material effect on the Fund’s financial statements.

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

3.      Significant Subsidiaries

The following Local Limited Partnership invested in by the Fund represents more than 20% of the Fund’s total assets or equity as of December 31, 2011 or 2010 or net losses for the three months then ended.  The following financial information represents the performance of this Local Limited Partnership for the three months ended September 30, 2011 and 2010:

	2011	2010

Oak Knoll Renaissance, Limited Partnership
Revenue	$524,808	$533,880
Net Income	$80,987	$3,976

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “believe,” “could” and similar expressions are intended to identify such forward-looking statements.  The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Fund believes the forward-looking statements are based on reasonable assumptions and current expectations, the Fund can give no assurance that its expectations will be attained.  Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation:  (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels;  (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment rates or adverse changes in real estate laws, including building codes; (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which would suppress the ability of the Local Limited Partnership to generate operating cash flow; and (iv) general economic and real estate conditions and interest rates.

The Fund is a Massachusetts limited partnership organized to invest, as a limited partner or member, in other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships") which own and operate apartment complexes (each, a “Property”) which are eligible for low income housing tax credits (“Tax Credits”) that may be applied against the federal income tax liability of an investor. The Fund’s objectives are to: (i) provide investors with annual Tax Credits which they may use to reduce their federal income tax liability; (ii) provide limited cash distributions from the operations of apartment complexes; and (iii) preserve and protect the Fund’s capital.  Arch Street VIII Limited Partnership (“Arch Street L.P.”), a Massachusetts limited partnership consisting of Arch Street VIII, Inc., a Massachusetts corporation (“Arch Street, Inc.”) as the sole general partner, ALZA Corporation as Class A limited partner (90%) and Boston Financial BFG Investments, LLC, as Class B limited partner (9%), is the sole General Partner of the Fund. Arch Street L.P. and Arch Street, Inc. are affiliates of Boston Financial Investment Management, LP (“Boston Financial”).  The fiscal year of the Fund ends on March 31.

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

Liquidity and Capital Resources

At December 31, 2011, the Fund had cash and cash equivalents of $118,193, as compared to $165,891 at March 31, 2011.  The decrease is primarily attributable to cash used for operating activities, partially offset by cash distributions received from Local Limited Partnerships.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At December 31, 2011 and March 31, 2011, approximately $87,000 and $140,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $69,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2011, the Fund has advanced approximately $1,417,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund’s ongoing operations.  Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.  To date, the Fund has used approximately $251,000 of Reserves to fund operations.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of asset management fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment.  Thus, as of December 31, 2011, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2011 and 2010.

Results of Operations

Three Month Period

For the three months ended December 31, 2011, the Fund’s operations resulted in a net loss of $22,520 as compared to a net loss of $451,422 for the three months ended December 31, 2010.  The decrease in net loss is primarily attributable to a decrease in impairment recorded on investments in Local Limited Partnerships, an increase in equity in income of Local Limited Partnerships recognized by the Fund, and a decrease in general and administrative expenses recorded by the Fund.  The decrease in impairment on investments in Local Limited Partnerships is primarily due to less impairment recorded on investments in Local Limited Partnerships during the three months ended December 31, 2011, as compared to the same three month period of 2010.  The increase in equity in income of Local Limited Partnerships is due to more income recorded by certain Local Limited Partnerships.  General and administrative expenses decreased due to a decrease in charges for operations and administrative expenses necessary for the operations of the Fund during the three months ended December 31, 2011, as compared to the three months ended December 31, 2010.

Nine Month Period

For the nine months ended December 31, 2011, the Fund’s operations resulted in a net loss of $299,913 as compared to a net loss of $635,536 for the nine months ended December 31, 2010.  The decrease in net loss is primarily attributable to a decrease in impairment recorded on investments in Local Limited Partnerships, a decrease in general and administrative expenses recorded by the Fund, partially offset by a decrease in equity in income of Local Limited Partnerships recognized by the Fund.  The decrease in impairment on investments in Local Limited Partnerships is primarily due to less impairment recorded on investments in Local Limited Partnerships during the nine months ended December 31, 2011, as compared to the same nine month period of 2010.  General and administrative expenses decreased due to a decrease in charges for operations and administrative expenses necessary for the operations of the Fund.  The decrease in equity in income of Local Limited Partnerships is due to less income recorded by one Local Limited Partnership during the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010.

Portfolio Update

As of December 31, 2011, the Fund’s investment portfolio consists of limited partnership interests in four Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits of approximately $1,429 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund’s prospectus.

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

Property Discussions

Three of the four Properties in which the Fund has an interest had stabilized operations and operated above breakeven at September 30, 2011.  The other Property generated cash flow deficits in prior periods that the Local General Partners of that Property funded through project expense loans, subordinated loans or operating escrows.  However, a few Properties have previously experienced operating difficulties that could either: (i) have an adverse impact on the Fund’s liquidity; or (ii) result in their foreclosure.  Also, the General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of its interest in all of the Local Limited Partnerships.  The following Property discussions focus on all such Properties.

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

As previously reported, the General Partner anticipates the Fund’s interest in the Local Limited Partnership that owns Webster Court, located in Kent, Washington, to terminate, which is projected to occur in mid-2012.  Net sales proceeds, if any, as well as taxable income, are unknown at this time.

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

Property Discussions (continued)

not project the use of any further Fund advances.  Live Oak Apartments has a second mortgage administered by the Florida Housing Finance Agency (FHFA) in the amount of $1,416,000 as of December 31, 2009.  The loan has a rate of 7.04%, with 3% due annually on June 30 and the balance deferred.   On September 22, 2009, FHFA agreed not to foreclose for failure of the borrower to make the June 30, 2009 payment of approximately $44,482.  The Forbearance Agreement, effective as of June 30, 2009, required the borrower to pay the $44,482 delinquent amount over nine payments of $4,942.45 beginning September 30, 2009 and ending on May 31, 2010.  The Compliance Period expired on December 31, 2010.  The Managing General Partner negotiated with the Local General Partner on alternative ways to exit the Local Limited Partnership.  It is likely that the Fund’s interest in the Property will transfer to the Local General Partner for no consideration in early 2012.  The Managing General Partner estimates that this transaction will result in 2012 taxable income of $5,210,000, or $142.75 per Unit.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of December 31, 2011, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Fund’s internal controls over financial reporting identified in connection with the evaluation of the Fund’s controls that occurred during the Fund’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Date: February 14, 2012                                                                      BOSTON FINANCIAL TAX CREDIT FUND VIII,
       A LIMITED PARTNERSHIP

By:       Arch Street VIII Limited Partnership
                                                                                                                     its General Partner

/s/Kenneth J. Cutillo
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
Arch Street VIII Limited Partnership
(Chief Executive Officer)