Form 10-K
period 2012-03-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2012-06-29
CIK 911568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended                    March 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes   ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒ Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b -2 of the Exchange Act.

Large accelerated filer   ☐                                                                                                 Accelerated Filer   ☐
    Non-accelerated filer   ☐  (Do not check if a smaller reporting company)                Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
☐ Yes   ☒  No

State the aggregate sales price of Fund units held by nonaffiliates of the registrant:  $36,497,000 as of March 31, 2012.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2012

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

PART I

Item 1                 Business                                                                                                                                                      K-4
Item 2                 Properties                                                                                        K-6
Item 3                 Legal Proceedings                                                                                      K-8
Item 4                 Mine Safety Disclosures                                                                                       K-8

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
Item 9A              Controls and Procedures                                                                                                                           K-13
Item 9B               Other Information                                                                                                                                       K-13

PART III

Item 10                 Directors and Executive Officers
      of the Registrant                                                                                                                                       K-14
Item 11                 Executive Compensation                                                                                                                         K-14
Item 12                 Security Ownership of Certain Beneficial
      Owners and Management and Related Unit
      Holder Matters                                                                                                                                         K-15
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

The Fund originally invested as a limited partner or member in ten limited partnerships or limited liability companies (collectively, "Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which benefit from some form of federal, state or local assistance programs and all of which qualify for low-income housing tax credits ("Tax Credits") added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986.  The Fund’s objectives are to:  (i) provide investors with annual Tax Credits which they may use to reduce their federal income tax liability; (ii) preserve and protect the Fund’s capital; (iii) provide cash distributions from the operations of Local Limited Partnerships; and (iv) provide cash distributions from sale or refinancing transactions.  There cannot be any assurance that the Fund will attain any or all of these investment objectives.

Since the Local Limited Partnerships no longer generate any Tax Credits, the Fund is in the process of disposing of its interests in Local Limited Partnerships.  The Fund has disposed of its interest in six Local Limited Partnerships, and the Fund currently has four Local Limited Partnership interests remaining.  In general, sale of the Fund’s interests in a Local Limited Partnership will be subject to various restrictions.  The Fund will hold Local Limited Partnership interests for periods consistent with the terms of the Local Limited Partnership agreements, the Partnership Agreement and the best interests of the Fund (including Tax Credit recapture considerations).  Table A on the following page lists the properties originally acquired by the Local Limited Partnerships in which the Fund had invested.  Item 7 of this Report contains other significant information with respect to such Local Limited Partnerships.

TABLE A

SELECTED LOCAL LIMITED
PARTNERSHIP DATA

Properties owned by Local Limited Partnerships	Location	Date Interest Acquired

Green Wood Apartments (1)	Gallatin, TN	03/02/94
Webster Court Apartments	Kent, WA	05/13/94
Springwood Apartments (1)	Tallahassee, FL	12/15/94
Meadow Wood of Pella (1)	Pella, IA	06/03/94
Hemlock Ridge	Livingston Manor, NY	04/29/94
Pike Place (1)	Fort Smith, AR	01/31/94
West End Place (1)	Springdale, AR	01/12/94
Oak Knoll Renaissance	Gary, IN	11/01/94
Beaverdam Creek (1)	Mechanicsville, VA	11/16/94
Live Oaks Plantation	West Palm Beach, FL	06/28/94

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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Fund or its General Partner.  In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2012, no Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners.  The Local General Partners of the remaining Local Limited Partnerships are identified in the schedule in Item 2 of this Report.

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

Item 2.  Properties

The Fund currently owns limited partnership interests in four Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state, or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986.  The Fund's ownership interest in the Local Limited Partnerships is 99%, with the exception of Hemlock Ridge which is 77%.

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

The schedule on the following page provides certain key information on the Local Limited Partnership interests currently invested in by the Fund.

		Capital Contributions
Local Limited Partnership
Property Name		Total	Paid	Mtge. Loans		Occupancy at
Property Location	Number of	Committed at	Through	Payable at	Type of	March 31,
Local General Partner	Apts Units	March 31, 2012	March 31, 2012	December 31, 2011	Subsidy *	2012

Webster Court Apartments
a Limited Partnership
Webster Court Apartments
Kent, WA
Senior Housing Assistance Group	92	2,318,078	2,318,078	1,990,304	None	97%

RMH Associates
a Limited Partnership (1)
Hemlock Ridge
Livingston Manor, NY
WB Residential Communities, Inc.	100	1,697,298	1,697,298	625,603	Section 8	89%

Oak Knoll Renaissance
a Limited Partnership
Oak Knoll Renaissance
Gary, IN
Ronald M. Gatton	256	4,922,412	4,922,412	2,820,214	Section 8	98%

Schickedanz Brothers Palm
Beach Limited
Live Oaks Plantation
West Palm Beach, FL
SP Live Oak LLC	218	5,587,953	5,587,953	5,072,062	None	88%
	666	$14,525,741	$14,525,741	$10,508,183

(1)	Boston Financial Tax Credits Fund VIII has a 77% interest in RMH Associates, L.P. The mortgage payable balances represent 100% of the outstanding balances.
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

Item 4.  Mine Safety Disclosures

Not Applicable.
PART II

Item 5.  Market for the Registrant's Units and Related Security Holder Matters

There is no public market for the Units, and it is not expected that a public market will develop. If a Limited Partner desires to sell Units, the buyer of those Units will be required to comply with the minimum purchase and retention requirements imposed by the Fund, in addition to requirements of Federal and state securities laws.  The price to be paid for the Units, as well as the commissions to be received by any participating broker-dealers, will be subject to negotiation by the Limited Partner seeking to sell his Units.  Units will not be redeemed or repurchased by the Fund.

The Partnership Agreement does not impose on the Fund or its General Partner any obligation to obtain periodic appraisals of assets or to provide Limited Partners with any estimates of the current value of Units.

As of March 31, 2012, there were 1,150 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. For the years ended March 31, 2012 and 2011, no cash distributions were made.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “believe,” “could,” “will,” “may,” “might” and similar expressions are intended to identify such forward-looking statements.  The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Fund believes the forward-looking statements are based on reasonable assumptions and current expectations, the Fund can give no assurance that its expectations will be attained.  Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation:  (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels;  (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment rates or adverse changes in real estate laws, including building codes; (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which would suppress the ability of the Local Limited Partnership to generate operating cash flow; and (iv) general economic and real estate conditions and interest rates.

Executive Level Overview

Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") is a Massachusetts limited partner or member organized to invest in other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits (“Tax Credits”) that may be applied against the federal income tax liability of an investor. The Fund’s objectives are to: (i) provide investors with annual Tax Credits which they may use to reduce their federal income tax liability; (ii) preserve and protect the Fund’s capital; (iii) provide cash distributions from the operations of Local Limited Partnerships; and (iv) provide cash distributions from sale or refinancing transactions.  Arch Street VIII Limited Partnership ("Arch Street L.P."), a Massachusetts limited partnership consisting of Arch Street VIII, Inc., a Massachusetts corporation ("Arch Street, Inc.") as the sole general partner, ALZA Corporation as Class A limited partner (90%) and Boston Financial BFG Investments, LLC, as Class B limited partner (9%), is the sole General Partner of the Fund. Arch Street L.P. and Arch Street, Inc. are affiliates of Boston Financial Investment Management, LP (“Boston Financial”).  The fiscal year of the Fund ends on March 31.

As of March 31, 2012, the Fund’s investment portfolio consists of limited partnership interests in four Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits of approximately $1,429 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund’s prospectus.

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

Critical Accounting Policies

The Fund’s accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Fund’s policy is as follows:

The Fund is involved with the Local Limited Partnerships in which it invests as a non-controlling equity holder.  The investments in Local Limited Partnerships are made primarily to obtain federal income Tax Credits on behalf of the Fund’s investors.  Such Tax Credits are not reflected on the books of the Fund.  The Local Limited Partnerships are Variable Interest Entities ("VIE"s) because the owners of the equity at risk do not have the power to direct their operations.  A VIE must be consolidated by the entity which is determined to be the VIE’s primary beneficiary which is the entity that has both (i) the power to direct the activities of the VIE and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.

The Local General Partners, who are considered to be the primary beneficiaries, direct the activities of the Local Limited Partnerships and are responsible for maintaining compliance with the Tax Credit program and for providing subordinated financial support in the event operations cannot support debt and Property tax payments.  Because the Fund is not the primary beneficiary of these Local Limited Partnerships, it accounts for its investments using the equity method of accounting.

Under the equity method, the investments in Local Limited Partnerships are carried at cost, adjusted for the Fund’s share of net income or loss and for cash distributions from the Local Limited Partnerships.  Equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. In the event that a Local Limited Partnership records other comprehensive income or loss, the Fund will evaluate its impact on the Fund and determine whether it should be included as other comprehensive income or loss in the statement of partners’ equity.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that a Local Limited Partnership with a carrying value of zero incurs additional losses, the excess losses will be suspended and offset against future income.  Income from these Local Limited Partnerships will not be recorded until all of the related suspended losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, the distribution is recorded as income in the Fund’s statement of operations.

The Fund's exposure to economic and financial statement losses is limited to its investment balance in the Local Limited Partnership and estimated future funding commitments.  To the extent that the Fund does not receive the full amount of Tax Credits specified in its initial investment contribution agreement, it may be eligible to receive payments from the Local General Partner under the provisions of Tax Credit guarantees.  The Fund may be subject to additional losses to the extent of any additional financial support that the Fund voluntarily provides in the future. The Fund, through its ownership percentages, may participate in Property disposition proceeds, the timing and amounts of which are unknown.  The Fund does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

The Fund is subject to risks inherent in the ownership of Property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance of facilities and continued eligibility of Tax Credits.  If the cost of operating a Property exceeds the rental income earned thereon, the Fund may deem it in its best interest to voluntarily provide funds and advances in order to protect its investment. The Fund assesses the collectability of any advances at the time the advance is made and records a reserve if collectability is not reasonably assured.

Periodically, the carrying value of each investment in Local Limited Partnership is tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision is recorded to reduce the investment to the sum of the estimated remaining benefits. The estimated remaining benefits for each Local Limited Partnership consists of the estimated future benefit from tax losses and Tax Credits over the estimated life of the investment and the estimated residual proceeds at disposition.  Estimated residual proceeds are allocated in accordance with the terms of each Local Limited Partnership Agreement.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Fund may record an impairment loss if the expiration of Tax Credits outpaces losses and distributions from a Local Limited Partnership.  The Fund has recorded impairment losses on Oak Knoll during the two years ended March 31, 2012, and 2011 of $100,000 and $608,000, respectively.

Liquidity and Capital Resources

At March 31, 2012, the Fund had cash and cash equivalents of $94,770 as compared to $165,891 at March 31, 2011. The decrease is primarily attributable to cash used for operating activities, partially offset by cash distributions received from Local Limited Partnerships.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At March 31, 2012 and 2011, approximately $37,000 and $140,000 respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $74,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2012, the Fund has advanced approximately $1,417,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund’s ongoing operations.  Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.  To date, the Fund has used approximately $296,000 of Reserves to fund operations.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of asset management fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to the Local Limited Partnerships beyond its specified investment.  Thus, as of March 31, 2012, the Fund had no contractual or other obligation to any Local Limited Partnership that had not been paid or provided for.

Cash Distributions

No cash distributions were made during the two years ended March 31, 2012.  The Fund is currently working on disposing of its interest in certain Local Limited Partnerships during the next nine months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions.  Based on results of 2011 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs.  In addition, some of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

For the year ended March 31, 2012, the Fund’s operations resulted in a net loss of $379,682, as compared to a net loss of $749,825 for the year ended March 31, 2011.  The decrease in net loss is primarily attributable to a decrease in impairment on investments in Local Limited Partnerships, a decrease in general and administrative expenses recorded by the Fund, and partially offset by a decrease in equity in income of Local Limited Partnerships recognized by the Fund.  The decrease in impairment on investments in Local Limited Partnerships is primarily due to less impairment recorded on investments in Local Limited Partnerships during the year ended March 31, 2012, as compared to the year ended March 31, 2011.  The decrease in general and administrative expenses charged to the Fund is due to a decrease in charges for operations and administrative expenses necessary for the operations of the Fund.  The decrease in equity in income of Local Limited Partnerships is due to a decrease in income recorded by one Local Limited Partnership during the year ended March 31, 2012, as compared to the year ended March 31, 2011.

Low-Income Housing Tax Credits

The Tax Credits per Limited Partner stabilized in 1997.   The credits have ended as all Properties have reached the end of the ten year credit period.

Property Discussions

Three of the four Properties in which the Fund has an interest operated above breakeven at December 31, 2011.  The other Property generated cash flow deficits that the Local General Partners of that Property funded through project expense loans, subordinated loans or operating escrows.  However, a few Properties have previously experienced operating difficulties that could either: (i) have an adverse impact on the Fund’s liquidity; or (ii) result in their foreclosure.  Also, the General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of its interest in all of the Local Limited Partnerships.  The following Property discussions focus on all such Properties.

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

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Spring Wood Apartments, located in Tallahassee, Florida, would be terminated upon the sale of the Property in the third quarter of 2008, a transaction that could have resulted in net sales proceeds to the Fund of approximately $1,600,000, or $44.20 per Unit.  In July 2008, the potential buyer withdrew their interest to purchase this Property.  Subsequently, the General Partner explored an alternative exit strategy for this Local Limited Partnership interest.  The General Partner previously anticipated the Fund’s interest in the Local Limited Partnership would generally terminate no earlier than 90 days upon the sale of the Property in June 2011 for a nominal sum.  However, the transfer of the Fund’s interest in the Local Limited Partnership occurred on May 31, 2011 for no consideration.  The actual 2011 taxable income was $232,171, or $6.36 per Unit.  As previously reported, the debt matured on March 1, 2011; however, it was extended for three years.  The Compliance Period ended on December 31, 2009.  The Fund no longer has interest in this Local Limited Partnership.

As previously reported, the General Partner anticipates the Fund’s interest in the Local Limited Partnership that owns Webster Court, located in Kent, Washington, to terminate, which is projected to occur in September 2012.  Net sales proceeds, if any, as well as taxable income, are unknown at this time.

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Live Oak Apartments, located in West Palm Beach, Florida, to terminate as a result of the Property foreclosing in early 2010.  However, the General Partner is working with the Local Limited Partnership to improve operations, minimize deficits and keep debt service payments current.  To date, the Fund advanced $209,146 to cover May, June and July 2009 debt service payments.  The Local Limited Partnership paid the August 2009 debt service payment and all subsequent debt payments to keep the loan current.  The Fund’s funding strategy is reviewed periodically to determine if additional Fund advances are warranted to cover future deficits.  At this time, the General Partner does not project the use of any further Fund advances.  Live Oak Apartments has a second mortgage administered by the Florida Housing Finance Agency (FHFA) in the amount of $1,416,000 as of December 31, 2009.  The loan has a rate of 7.04%, with 3% due annually on June 30 and the balance deferred.   On September 22, 2009, FHFA agreed not to foreclose for failure of the borrower to make the June 30, 2009 payment of approximately $44,482.  The Forbearance Agreement, effective as of June 30, 2009, required the borrower to pay the $44,482 delinquent amount over nine payments of $4,942.45 beginning September 30, 2009 and ending on May 31, 2010.  The Compliance Period expired on December 31, 2010.  The General Partner continues to negotiate with the Local General Partner on alternative ways to exit the Local Limited Partnership.  It is likely that the Fund’s interest in the Property will transfer to the Local General Partner for no consideration in late-2012.  The General Partner estimates that this transaction will result in 2012 taxable income of $3,870,000, or $106.04 per Unit.

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Hemlock Ridge, located in Livingston Manor, New York, to terminate in December 2010, at the earliest.  The General Partner and Local General Partner are currently negotiating an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership for a nominal sum.  A transaction is currently projected to occur by December 2012.  Net sales proceeds, if any, as well as taxable income or loss, is unknown at this time.

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Oak Knoll Renaissance, located in Gary, Indiana, to terminate late in 2011.  However, the General Partner and Local General Partner continued to negotiate an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership, and a transaction occurred on May 25, 2012 that yielded net sales proceeds of $2,015,000, or $55.21 per Unit.  As a result of this transaction, the General Partner projects the 2012 tax loss to be approximately $2,840,000, or $77.81 per Unit.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2012 and 2011.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Based on that evaluation, management has concluded that as of March 31, 2012, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of March 31, 2012.  Based on this assessment, management concluded that, as of March 31, 2012, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Cutillo is the Chief Executive Officer of Boston Financial. He has 17 years of experience in the low-income housing tax credit industry as a senior executive and tax attorney. Prior to joining Boston Financial, Mr. Cutillo was a Senior Vice President at Alliant Asset Management Company, LLC. From 2001 to 2008, Mr. Cutillo was responsible for supervising that firm's acquisition department. From 1998 to 2001, Mr. Cutillo was a Tax Partner at McGuireWoods, LLP and Chairman of its Affordable Housing Group. His practice at McGuireWoods, LLP focused exclusively on the representation of institutional investors, syndication firms and developers working in the affordable housing industry. Mr. Cutillo began his career in affordable housing in 1994 as tax counsel at Ungaretti & Harris, where he represented large financial institutions in their investment in various tax advantaged products. Mr. Cutillo received his B.A. from The University of the South in Political Science and History, a Juris Doctor cum laude from the University of Georgia School of Law, and a Master of Laws in Taxation from the University of Florida's Graduate Tax Program.

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

Item 11.  Executive Compensation

Neither the directors nor officers of the General Partner nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters

As of March 31, 2012, the following entities are the only entities known to the Fund to be the beneficial owners of more than 5% of the Units outstanding:

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

Information regarding the Fees paid and expenses reimbursed is as follows:

Asset Management Fees

In accordance with the Partnership Agreement, the General Partner or its affiliates currently receives 0.50% (annually adjusted by the CPI factor) of Gross Proceeds annually as an asset management fee for administering the affairs of the Fund.  Asset management fees earned in each of the two years ended March 31, 2012 and 2011 are as follows:

	2012	2011

Asset management fees	$276,637	$271,533

Salaries and Benefits Expense Reimbursement

The General Partner or its affiliates is reimbursed for the cost of certain salaries and benefits expenses which are incurred by the General Partner or its affiliates on behalf of the Fund.  The reimbursements are based upon the size and complexity of the Fund's operations.  Reimbursements paid or payable in each of the two years ended March 31, 2012 and 2011 are as follows:

	2012	2011

Salaries and benefits expense reimbursements	$58,337	$121,318

Cash Distributions Paid to the General Partner

In accordance with the Partnership Agreement, the General Partner receives 1% of cash distributions paid to partners.  As of March 31, 2012, the Fund has not paid any cash distributions to partners.

Additional information concerning cash distributions, fees and expense reimbursements paid or payable to the General Partner or its affiliates for the two years ended March 31, 2012 is presented in the Notes to the Financial Statements.

Item 14.              Principal Accounting Fees and Services

The Fund paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2012 and 2011 as follows:

	2012	2011

Audit fees	$42,500	$45,000

No other fees were paid or accrued to the principal accountant during the two years ended March 31, 2012 and 2011.

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

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise not subject to liability under that section. This exhibit shall not be deemed to be incorporated by reference into any filing, except to the extent that the Registrant specifically incorporates this exhibit by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

By:         Arch Street VIII Limited Partnership
   its General Partner

By:       /s/Kenneth J. Cutillo                                                                                                 Date:               June 29, 2012
    Kenneth J. Cutillo
    President
    Arch Street VIII, Inc.
    Arch Street VIII Limited Partnership
  (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the General Partner of the Fund and in the capacities and on the dates indicated:

By:       /s/ Kenneth J. Cutillo                                                                                                Date:               June 29, 2012
    Kenneth J. Cutillo
    President
    Arch Street VIII, Inc.
    Arch Street VIII Limited Partnership
   (Chief Financial Officer)

By:         /s/ Kenneth J. Cutillo                                                                                                  Date:           June 29, 2012
    Kenneth J. Cutillo
    President
   Arch Street VIII, Inc.
   Arch Street VIII Limited Partnership
  (Chief Accounting Officer)

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

ANNUAL REPORT ON FORM 10-K
 FOR THE YEAR ENDED MARCH 31, 2012
INDEX

                                         Page No.

Report of Independent Registered Public Accounting Firm
for the years ended March 31, 2012 and 2011                                                                                                                     F-2

Financial Statements

Balance Sheets - March 31, 2012 and 2011                                                                                                                              F-3

Statements of Operations - For the years ended
March 31, 2012 and 2011                                                                                                                                                        F-4

Statements of Changes in Partners' Equity -
For the years ended March 31, 2012 and 2011                                                                                                                   F-5

Statements of Cash Flows - For the years ended
March 31, 2012 and 2011                                                                                                                                                       F-6

Notes to the Financial Statements                                                                                                                                          F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Boston Financial Tax Credit Fund VIII, A Limited Partnership

We have audited the accompanying balance sheets of Boston Financial Tax Credit Fund VIII, A Limited Partnership as of March 31, 2012 and 2011, and the related statements of operations, changes in partners’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VIII, A Limited Partnership as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Vienna, Virginia
June 29, 2012

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

BALANCE SHEETS
March 31, 2012 and 2011

	2012	2011

Assets

Cash and cash equivalents	$94,770	$165,891
Investments in Local Limited Partnerships (Note 3)	2,000,439	2,000,400
Other assets	408	521
Total Assets	$2,095,617	$2,166,812

Liabilities and Partners' Equity

Due to affiliate (Note 4)	$1,130,942	$820,038
Accrued expenses	23,572	25,989
Total Liabilities	1,154,514	846,027

General, Initial and Investor Limited Partners' Equity	941,103	1,320,785
Total Liabilities and Partners' Equity	$2,095,617	$2,166,812

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2012 and 2011

	2012	2011
Revenue:
Investment	$532	$1,117
Total Revenue	532	1,117

Expenses:
Asset management fees, affiliate (Note 4)	276,637	271,533
Impairment on investments in Local
Limited Partnerships (Note 3)	100,000	608,000
General and administrative (includes reimbursements
to an affiliate in the amount of $58,337 and
$121,318 in 2012 and 2011, respectively) (Note 4)	151,382	202,215
Amortization	1,748	1,748
Total Expenses	529,767	1,083,496

Loss before equity in income of Local Limited Partnerships	(529,235)	(1,082,379)

Equity in income of Local Limited Partnerships (Note 3)	149,553	332,554

Net Loss	$(379,682)	$(749,825)

Net Loss allocated:
General Partner	$(3,797)	$(7,498)
Limited Partners	(375,885)	(742,327)
	$(379,682)	$(749,825)
Net Loss per Limited Partner Unit
(36,497 Units)	$(10.30)	$(20.34)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
For the Years Ended March 31, 2012 and 2011

		Initial	Investor
	General	Limited	Limited
	Partner	Partners	Partners	Total

Balance at March 31, 2010	$20,707	$100	$2,049,803	$2,070,610

Net Loss	(7,498)	-	(742,327)	(749,825)

Balance at March 31, 2011	13,209	100	1,307,476	1,320,785

Net Loss	(3,797)	-	(375,885)	(379,682)

Balance at March 31, 2012	$9,412	$100	$931,591	$941,103

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net Loss	$(379,682)	$(749,825)
Adjustments to reconcile net loss to net
cash used for operating activities:
Equity in income of Local Limited Partnerships	(149,553)	(332,554)
Impairment on investments in Local
Limited Partnerships	100,000	608,000
Amortization	1,748	1,748
Increase (decrease) in cash arising from changes
in operating assets and liabilities:
Other assets	113	(288)
Due to affiliate	310,904	251,533
Accrued expenses	(2,417)	(30,047)
Net cash used for operating activities	(118,887)	(251,433)

Cash flows from investing activities:
Cash distributions received from Local
Limited Partnerships	47,766	44,757
Net cash provided by investing activities	47,766	44,757

Net decrease in cash and cash equivalents	(71,121)	(206,676)

Cash and cash equivalents, beginning	165,891	372,567

Cash and cash equivalents, ending	$94,770	$165,891

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS

1.      Organization

Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") is a Massachusetts limited partner or member organized to invest in other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits (“Tax Credits”) that may be applied against the federal income tax liability of an investor. The Fund’s objectives are to: (i) provide investors with annual Tax Credits which they may use to reduce their federal income tax liability; (ii) preserve and protect the Fund’s capital; (iii) provide cash distributions from the operations of Local Limited Partnerships; and (iv) provide cash distributions from sale or refinancing transactions.  Arch Street VIII Limited Partnership ("Arch Street L.P."), a Massachusetts limited partnership consisting of Arch Street VIII, Inc., a Massachusetts corporation ("Arch Street, Inc.") as the sole general partner, ALZA Corporation as Class A limited partner (90%) and Boston Financial BFG Investments, LLC, as Class B limited partner (9%), is the sole General Partner of the Fund. Arch Street L.P. and Arch Street, Inc. are affiliates of Boston Financial Investment Management, LP (“Boston Financial”).  The fiscal year of the Fund ends on March 31.

The Partnership Agreement authorizes the sale of up to 200,000 units of limited partnership interest ("Units") at $1,000 per Unit in series.  The first series offered 50,000 Units.  On July 29, 1994, the Fund held its final investor closing.  In total, the Fund received $36,497,000 of capital contributions from investors admitted as Limited Partners, for a total of 36,497 Units.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At March 31, 2012 and 2011, approximately $37,000 and $140,000 respectively, has been designated as Reserves.

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partner.  Net proceeds from a sale of the Fund’s interest in a Local Limited Partnership or refinancing of a Local Limited Partnership’s debt will be allocated 95% to the Limited Partners and 5% to the General Partner, after certain priority payments.   The General Partner may have an obligation to fund deficits in its capital accounts, subject to limits set forth in the Partnership Agreement.  However, to the extent that the General Partner’s capital accounts are in a deficit position, certain items of net income may be allocated to the General Partner in accordance with the Partnership Agreement.

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

Investments in Local Limited Partnerships

The Fund is involved with the Local Limited Partnerships in which it invests as a non-controlling equity holder.  The investments in Local Limited Partnerships are made primarily to obtain federal income Tax Credits on behalf of the Fund’s investors.  Such Tax Credits are not reflected on the books of the Fund.  The Local Limited Partnerships are Variable Interest Entities ("VIE"s) because the owners of the equity at risk do not have the power to direct their operations.  A VIE must be consolidated by the entity which is determined to be the VIE’s primary beneficiary which is the entity that has both (i) the power to direct the activities of the VIE and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.      Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)

The general partners or managing members of the Local Limited Partnerships (the “Local General Partners”), who are considered to be the primary beneficiaries, direct the activities of the Local Limited Partnerships and are responsible for maintaining compliance with the Tax Credit program and for providing subordinated financial support in the event operations cannot support debt and Property tax payments.  Because the Fund is not the primary beneficiary of these Local Limited Partnerships, it accounts for its investments using the equity method of accounting.

Under the equity method, the investments in Local Limited Partnerships are carried at cost, adjusted for the Fund’s share of net income or loss and for cash distributions from the Local Limited Partnerships.  Equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. In the event that a Local Limited Partnership records other comprehensive income or loss, the Fund will evaluate its impact on the Fund and determine whether it should be included as other comprehensive income or loss in the statement of partners’ equity.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that a Local Limited Partnership with a carrying value of zero incurs additional losses, the excess losses will be suspended and offset against future income.  Income from these Local Limited Partnerships will not be recorded until all of the related suspended losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, the distribution is recorded as income in the Fund’s statement of operations.

The Fund's exposure to economic and financial statement losses is limited to its investment balance in the Local Limited Partnership and estimated future funding commitments.  To the extent that the Fund does not receive the full amount of Tax Credits specified in its initial investment contribution agreement, it may be eligible to receive payments from the Local General Partner under the provisions of Tax Credit guarantees.  The Fund may be subject to additional losses to the extent of any additional financial support that the Fund voluntarily provides in the future. The Fund, through its ownership percentages, may participate in Property disposition proceeds, the timing and amounts of which are unknown.  The Fund does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees and expenses paid.  These fees and expenses are included in the Fund's investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years once construction of the Properties is completed and until a Local Limited Partnership’s respective investment balance has been reduced to zero.

The Fund is subject to risks inherent in the ownership of Property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance of facilities and continued eligibility of Tax Credits.  If the cost of operating a Property exceeds the rental income earned thereon, the Fund may deem it in its best interest to voluntarily provide funds and advances in order to protect its investment. The Fund assesses the collectability of any advances at the time the advance is made and records a reserve if collectability is not reasonably assured.

Periodically, the carrying value of each investment in Local Limited Partnership is tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision is recorded to reduce the investment to the sum of the estimated remaining benefits. The estimated remaining benefits for each Local Limited Partnership consists of the estimated future benefit from tax losses and Tax Credits over the estimated life of the investment and the estimated residual proceeds at disposition.  Estimated residual proceeds are allocated in accordance with the terms of each Local Limited Partnership Agreement.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Fund may record an impairment loss if the expiration of Tax Credits outpaces losses and distributions from a Local Limited Partnership.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.      Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)

Management has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2011 and 2010 and for the years then ended.

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

Income Taxes

The Fund has elected to be treated as a partnership which is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and Tax Credits are passed through to and are reported by its partners on their respective income tax returns.  Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions which must be considered for disclosure.  The Fund is required to and does file tax returns with the Internal Revenue Service and other state and local tax jurisdictions which are subject to examination for tax years 2008 through 2011.

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

3.      Investments in Local Limited Partnerships

The Fund currently has limited partner or member interests in four Local Limited Partnerships, which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Hemlock Ridge, which is 77%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund’s interests in the Local Limited Partnerships at the end of the Compliance Period for  nominal prices.  In the event that the Properties are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)

3.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at March 31, 2012 and 2011:

	2012	2011

Capital contributions and advances paid to Local Limited Partnerships	$15,943,196	$18,442,398

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $3,202,928 and $4,549,207 at
March 31, 2012 and 2011 respectively)	(8,813,573)	(11,033,997)

Cumulative cash distributions received from Local Limited Partnerships	(480,795)	(882,099)

Investments in Local Limited Partnerships before adjustments	6,648,828	6,526,302

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	619,931	651,057

Cumulative amortization of acquisition fees and expenses	(187,865)	(196,504)

Investments in Local Limited Partnerships before valuation allowance
and impairment	7,080,894	6,980,855

Cumulative valuation allowance on advances to Local Limited Partnerships	(1,417,455)	(1,417,455)

Cumulative impairment on investments in Local Limited Partnerships	(3,663,000)	(3,563,000)

Investments in Local Limited Partnerships	$2,000,439	$2,000,400

The Fund has recorded an impairment for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)

3.      Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2011 and 2010 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis), excluding the financial statements of one Local Limited Partnership, is as follows:

Summarized Combined Balance Sheets - as of December 31,

	2011	2010
Assets:
Investment property, net	$20,343,894	$21,320,026
Other assets	2,286,156	2,432,247
Total Assets	$22,630,050	$23,752,273

Liabilities and Partners' Equity:
Mortgage notes payable	$10,508,183	$11,514,799
Other liabilities	10,584,002	11,073,019
Total Liabilities	21,092,185	22,587,818

Fund's equity	3,263,701	2,726,936
Other partners' deficiency	(1,725,836)	(1,562,481)
Total Partners' Equity	1,537,865	1,164,455
Total Liabilities and Partners' Equity	$22,630,050	$23,752,273

Summarized Combined Statements of Operations - for the years ended December 31,

	2011	2010

Rental and other income	$5,298,513	$5,507,536

Expenses:
Operating	2,620,027	3,613,854
Interest	1,031,261	1,022,224
Depreciation and amortization	1,058,156	1,109,408
Total Expenses	4,709,444	5,745,486

Net Income (Loss)	$589,069	$(237,950)

Fund’s share of Net Income (Loss) (2010 includes $444 from prior year)	$584,531	$(234,793)
Other partners' share of Net Income (Loss)	$4,538	$(3,601)

The 2011 financial information of one Local Limited Partnership, which was disposed of during the year ended March 31, 2012, as discussed below, is not included in the above summarized combined financial information.  The Fund's estimated equity in loss of this Local Limited Partnership is $80,000 for the year ended March 31, 2012, all of which is not recognized as described below.

The 2010 requirement for an audited financial statement for one Local Limited Partnership with a carrying value of zero was waived and is therefore not included in the above summarized combined financial information.  The Fund's estimated equity in loss of this Local Limited Partnership is $343,000 for the year ended March 31, 2011, all of which is not recognized as described below.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)

3.      Investments in Local Limited Partnerships (continued)

For the years ended  March 31, 2012 and 2011, the Fund has not recognized $91,112 and $910,347, respectively, of equity in losses  relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in the Local Limited Partnerships.  Previously unrecognized losses of $446,090 are included in losses recognized in the year ended March 31, 2012.

The Fund’s equity as reflected by the Local Limited Partnerships of $3,263,701 and $2,726,936 at December 31, 2011 and 2010, respectively, differs from the Fund’s investments in Local Limited Partnerships before adjustments of $6,648,828 and $6,526,302 at March 31, 2012 and 2011, respectively, due to : (i) cumulative unrecognized losses as described above; (ii) advances to Local Limited Partnerships that the Fund included in investments in Local Limited  Partnerships; (iii) the financial information of one Local Limited Partnership that is not included in the summarized balance sheets of the Local Limited Partnerships due to the 2011 and 2010 requirement for an audited financial statement being waived; and (iv) differences in the accounting treatment of miscellaneous items.

During the year ended March 31, 2012, the Fund disposed of its interest in one Local Limited Partnership.  The Fund’s investment value at the time of the disposition was zero resulting in no gain or loss on disposition of investments in Local Limited Partnerships.

During the year ended March 31, 2011, the Fund disposed of its interest in one Local Limited Partnership.  The Fund’s investment value at the time of the disposition was zero resulting in no gain or loss on disposition of investments in Local Limited Partnerships.

4.      Transactions with Affiliates

The General Partner or its affiliates receives a base amount of 0.50% (annually adjusted by the CPI factor) of the Gross Proceeds as the annual asset management fee for administering the affairs of the Fund.  Asset management fees for the years ended March 31, 2012 and 2011 are $276,637 and $271,533, respectively.  During the years ended March 31, 2012, and 2011, $0 and $20,000, respectively, were paid out of available cash flow for asset management fees. As of March 31, 2012 and 2011, $1,096,675 and $820,038, respectively, is payable for asset management fees.

The General Partner or its affiliates is reimbursed for the cost of the Fund’s salaries and benefits expenses.  Included in general and administrative expenses for the years ended March 31, 2012 and 2011 are $58,337 and $121,318, respectively that the Fund incurred for these expenses.  During the years ended March 31, 2012 and 2011, $24,071 and $121,318 respectively, were paid for these expenses.  As of March 31, 2012 and 2011, $34,267 and $0, respectively, is payable to the General Partner of its affiliates.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)

5.      Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2012 and 2011 to the net income (loss) reported on Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2011 and 2010:

	2011	2010

Net Loss per financial statements	$(379,682)	$(749,825)

Equity in (income) losses of Local Limited Partnerships for financial reporting purposes in excess of equity in (income) losses for tax purposes	(576)	209,434

Equity in losses of Local Limited Partnerships not recognized
for financial reporting purposes	-	(910,347)

Recognition of previously unrecognized equity in losses of Local Limited Partnerships for financial reporting purposes, net of current year unrecognized losses	354,978	-

Adjustment to reflect March 31 fiscal year end to
December 31 taxable year end	5,893	(14,197)

Amortization for tax purposes in excess of amortization
for financial reporting purposes	(21,219)	(22,331)

Impairment on investments in Local
Limited Partnerships not deductible for tax purposes	100,000	608,000

Gain (Loss) on disposition of investments in Local Limited Partnerships
for tax purposes in excess of gain (loss) recognized for financial reporting purposes	232,171	(21,737)

Net Income (Loss) per tax return	$291,565	$(901,003)

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2012 and December 31, 2011, respectively are as follows:

	Financial
	Reporting	Tax
	Purposes	Purposes	Differences

Investments in Local Limited Partnerships	$2,000,439	$1,710,876	$289,563
Other assets	$95,178	$4,783,151	$(4,687,973)
Liabilities	$1,154,514	$1,057,873	$96,641

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)

5.      Federal Income Taxes (continued)

The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $5,193,000 more than for financial reporting purposes, including approximately $3,203,000 of losses the Fund has not recognized relating to certain Local Limited Partnerships whose cumulative equity in losses exceeded the total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $177,000; (iii) the Fund has provided a reserve on advances of approximately $1,417,000 to Local Limited Partnerships for financial reporting purposes; (iv) the Fund has provided an impairment allowance of approximately $3,663,000 against its investments in Local Limited Partnerships for financial reporting purposes; and (v) organizational and offering costs of approximately $4,664,000 that have been capitalized for tax purposes are charged to Limited Partners’ equity for financial reporting purposes.

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2011 and December 31, 2010, respectively are as follows:

	Financial
	Reporting	Tax
	Purposes	Purposes	Differences

Investments in Local Limited Partnerships	$2,000,400	$1,045,483	$954,917
Other assets	$166,412	$4,901,388	$(4,734,976)
Liabilities	$846,027	$802,282	$43,745

The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $5,772,000 more than for financial reporting purposes, including approximately $4,549,000 of losses the Fund has not recognized relating to certain Local Limited Partnerships whose cumulative equity in losses exceeded the total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $163,000; (iii) the Fund has provided a reserve on advances of approximately $1,417,000 to Local Limited Partnerships for financial reporting purposes; (iv) the Fund has provided an impairment allowance of approximately $3,563,000 against its investments in Local Limited Partnerships for financial reporting purposes; and (v) organizational and offering costs of approximately $4,664,000 that have been capitalized for tax purposes are charged to Limited Partners’ equity for financial reporting purposes.

6.      Significant Subsidiaries

The following Local Limited Partnership invested in by the Fund represents more than 20% of the Fund’s total assets or equity as of March 31, 2012 or 2011 or net losses for the years ended either March 31, 2012 or 2011.  The following financial information represents the performance of this Local Limited Partnership for the years ended December 31, 2011 and 2010:

Oak Knoll Renaissance, Limited Partnership	2011	2010
Total Assets	$6,645,210	$7,057,880
Total Liabilities	$3,117,148	$3,465,223
Revenue	$2,102,268	$2,172,002
Net Income	$151,064	$335,913
7.    Subsequent Event

On May 25, 2012, the Fund disposed of its interest in one Local Limited Partnership resulting in proceeds to the Fund of $2,015,000.  The Fund’s investment value in this Local Limited Partnership as of March 31, 2012, was $2,000,439.