Form 10-Q
period 2012-06-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2012-08-14
CIK 911568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended                         June 30, 2012

                                                                                        OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________________to_____________________________

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
Yes____  No  X .

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                             Page No.

Item 1.    Financial Statements

Condensed Balance Sheets (Unaudited) - June 30, 2012
and March 31, 2012                                                                                                                                    1

Condensed Statements of Operations (Unaudited) - For the Three
Months Ended June 30, 2012 and 2011                                                                                                   2

Condensed Statement of Changes in Partners' Equity (Unaudited) -
For the Three Months Ended June 30, 2012                                                                                           3

Condensed Statements of Cash Flows (Unaudited) - For the Three
Months Ended June 30, 2012 and 2011                                                                                                   4

Notes to the Financial Statements (Unaudited)                                                                                          5

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                                                     8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                                13

Item 4.   Controls and Procedures                                                                                                                               13

PART II.  OTHER INFORMATION

Item 6.  Exhibits                                                                                                                                                             14

SIGNATURE                                                                                                                                                                 15

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

PART I.                      FINANCIAL INFORMATION

Item 1.                        Financial Statements

CONDENSED BALANCE SHEETS
June 30, 2012 and March 31, 2012
(Unaudited)

Assets	June 30	March 31

Cash and cash equivalents	$974,369	$94,770
Investments in Local Limited Partnerships (Note 1)	-	2,000,439
Other assets	171	408
Total Assets	$974,540	$2,095,617

Liabilities and Partners' Equity

Due to affiliate	$67,379	$1,130,942
Accrued expenses	34,812	23,572
Total Liabilities	102,191	1,154,514

General, Initial and Investor Limited Partners' Equity	872,349	941,103
Total Liabilities and Partners' Equity	$974,540	$2,095,617

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011
Revenue:
Investment	$442	$156
Total Revenue	442	156

Expenses:
Asset management fees, affiliate	70,704	68,644
Impairment on investments in Local Limited Partnerships	-	83,000
General and administrative (includes reimbursements
to an affiliate in the amount of $12,898 and
$16,290 in 2012 and 2011, respectively)	28,547	32,784
Amortization	264	437
Total Expenses	99,515	184,865

Loss before equity in income of Local Limited Partnerships
and loss on disposition of investments in Local Limited
Partnerships	(99,073)	(184,709)

Equity in income of Local Limited Partnerships (Note 1)	59,722	83,160

Loss on disposition of investments in Local Limited
Partnerships (Note 1)	(29,403)	-

Net Loss	$(68,754)	$(101,549)

Net Loss allocated:
General Partner	$(688)	$(1,015)
Limited Partners	(68,066)	(100,534)
	$(68,754)	$(101,549)
Net Loss per Limited Partner Unit
(36,497 Units)	$(1.86)	$(2.75)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Three Months Ended June 30, 2012
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partner	Partner	Partners	Total

Balance at March 31, 2012	$9,412	$100	$931,591	$941,103

Net Loss	(688)	-	(68,066)	(68,754)

Balance at June 30, 2012	$8,724	$100	$863,525	$872,349

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011

Net cash used for operating activities	$(1,150,895)	$(24,692)

Cash flows from investing activities:
Proceeds received from disposition of investments in
Local Limited Partnerships	2,015,000	-
Cash distributions received from Local Limited
Partnerships	15,494	-
Net cash provided by investing activities	2,030,494	-

Net increase (decrease) in cash and cash equivalents	879,599	(24,692)

Cash and cash equivalents, beginning	94,770	165,891

Cash and cash equivalents, ending	$974,369	$141,199

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the audited financial statements and notes thereto included with the Annual Report on Form10-K of Boston Financial Tax Credit Fund VIII, a Limited Partnership (the “Fund”) for the year ended March 31, 2012.  In the opinion of the general partner of the Partnership, Arch Street VIII, Inc. (the “General Partner”), these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

The General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2012 and 2011 and for the three months then ended.

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

1.      Investments in Local Limited Partnerships

The Fund currently has limited partner or member interests in three Local Limited Partnerships, which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Hemlock Ridge, which is 77%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund’s interests in the Local Limited Partnerships at the end of the 15-year period during which properties that receive tax credits must remain in compliance with rent restrictions and set-aside requirements (the “Compliance Period”) for  nominal prices.  In the event that the Properties are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at June 30, 2012 and March 31, 2012:

	June 30	March 31

Capital contributions and advances paid to Local Limited Partnerships	$11,020,784	$15,943,196

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $3,348,106 and $3,202,928 at
June 30 and March 31, 2012, respectively)	(8,921,460)	(8,813,573)

Cumulative cash distributions received from Local Limited Partnerships	(46,448)	(480,795)

Investments in Local Limited Partnerships before adjustments	2,052,876	6,648,828

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	558,742	619,931

Cumulative amortization of acquisition fees and expenses	(159,163)	(187,865)

Investments in Local Limited Partnerships before valuation allowance and impairment	2,452,455	7,080,894

Cumulative valuation allowance on advances to Local Limited
Partnerships	(1,417,455)	(1,417,455)

Cumulative impairment on investments in Local Limited Partnerships	(1,035,000)	(3,663,000)

Investments in Local Limited Partnerships	$-	$2,000,439

The Fund has recorded an impairment for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund’s share of net losses of the Local Limited Partnerships for the three months ended June 30, 2012 and 2011 is $85,456 and $126,074, respectively.  For the three months ended June 30, 2012 and 2011, the Fund has not recognized $145,178 and $209,234, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnerships.

During the three months ended June 30, 2012, the Fund disposed of its interest in one Local Limited Partnership.  The Fund received $2,015,000 from the disposition of this interest.  The Fund's investment value at the time of the disposition was $2,044,403 resulting in a loss on disposition of investments in Local Limited Partnerships of $29,403 for the three months ended June 30, 2012.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

2.      Significant Subsidiaries

The following Local Limited Partnership invested in by the Fund represents more than 20% of the Fund’s total assets or equity as of June 30, 2012 or 2011 or net losses for the three months then ended.  The following financial information represents the performance of this Local Limited Partnership for the three months ended March 31, 2012 and 2011:

	2012	2011

Oak Knoll Renaissance, Limited Partnership
Revenue	$525,600	$543,000
Net Income	$37,600	$84,000

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

The Fund is a Massachusetts limited partnership organized to invest as a limited partner or member in other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships") which own and operate apartment complexes (each, a “Property”) which are eligible for low income housing tax credits (“Tax Credits”) that may be applied against the federal income tax liability of an investor. The Fund’s objectives are to: (i) provide investors with annual Tax Credits which they may use to reduce their federal income tax liability; (ii) preserve and protect the Fund’s capital; (iii) provide cash distributions from the operations of Local Limited Partnerships; and (iv) provide cash distributions from sale or refinancing transactions.  Arch Street VIII Limited Partnership ("Arch Street L.P."), a Massachusetts limited partnership consisting of Arch Street VIII, Inc., a Massachusetts corporation ("Arch Street, Inc.") as the sole general partner, ALZA Corporation as Class A limited partner (90%) and Boston Financial BFG Investments, LLC, as Class B limited partner (9%), is the sole General Partner of the Fund. Arch Street L.P. and Arch Street, Inc. are affiliates of Boston Financial Investment Management, LP (“Boston Financial”).  The fiscal year of the Fund ends on March 31.

Critical Accounting Policies

The Fund’s accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Fund’s policy is as follows:

The Fund is involved with the Local Limited Partnerships in which it invests as a non-controlling equity holder.  The investments in Local Limited Partnerships are made primarily to obtain federal income Tax Credits on behalf of the Fund’s investors.  Such Tax Credits are not reflected on the books of the Fund.  The Local Limited Partnerships are Variable Interest Entities ("VIE"s) because the owners of the equity at risk do not have the power to direct their operations.  A VIE must be consolidated by the entity which is determined to be the VIE’s primary beneficiary which is the entity that has both (i) the power to direct the activities of the VIE and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  Additionally, A VIE requires continual reassessment of the primary beneficiary.

The general partners of the Local Limited Partnerships (the “Local General Partners”), who are considered to be the primary beneficiaries, direct the activities of the Local Limited Partnerships and are responsible for maintaining compliance with the Tax Credit program and for providing subordinated financial support in the event operations cannot support debt and Property tax payments.  Because the Fund is not the primary beneficiary of these Local Limited Partnerships, it accounts for its investments using the equity method of accounting.

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

Periodically, the carrying value of each investment in Local Limited Partnership is tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision is recorded to reduce the investment to the sum of the estimated remaining benefits. The estimated remaining benefits for each Local Limited Partnership consists of the estimated future benefit from tax losses and Tax Credits over the estimated life of the investment and the estimated residual proceeds at disposition.  Estimated residual proceeds are allocated in accordance with the terms of the partnership agreement of each Local Limited Partnership.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Fund may record an impairment loss if the expiration of Tax Credits outpaces losses and distributions from a Local Limited Partnership.

Liquidity and Capital Resources

At June 30, 2012, the Fund had cash and cash equivalents of $974,369 as compared to $94,770 at March 31, 2012. The increase is primarily attributable to proceeds received from the disposition of one Local Limited Partnership  and cash distributions received from Local Limited Partnerships, partially offset by cash used for operating activities, including the payment of asset management fees.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At June 30, 2012 and March 31, 2012, approximately $940,000 and $37,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $74,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s  management  might  deem  it  in  its  best  interest  to  voluntarily  provide  such  funds in order to protect its investment.  As of June 30, 2012, the Fund has advanced approximately $1,417,000 to Local Limited Partnerships to fund operating deficits.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund’s ongoing operations.  Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.  To date, the Fund has used approximately $607,000 of operating funds and proceeds from disposition of investments in Local Limited Partnerships to replenish Reserves.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of asset management fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to the Local Limited Partnerships beyond its specified investment.  Thus, as of June 30, 2012, the Fund has no contractual or other obligation to any Local Limited Partnership that has not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2012 and 2011.

Results of Operations

For the three months ended June 30, 2012, the Fund’s operations resulted in a net loss of $68,754 as compared to a net loss of $101,549 for the three months ended June 30, 2011.  The decrease in net loss is primarily attributable to a decrease in impairment on investments in Local Limited Partnerships, partially offset by an increase in loss on disposition of Local Limited Partnerships and a decrease in equity in income of Local Limited Partnerships.  Impairment on investments in Local Limited Partnerships decreased due to the Fund recording less impairment allowance for its investments in certain Local Limited Partnerships during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.  Loss on disposition of Local Limited Partnerships increased because a loss was recorded by the Fund from the disposition of one Local Limited Partnership during the three months ended June 30, 2012.  The decrease in equity in income of Local Limited Partnerships is due to a decrease in income recorded by certain Local Limited Partnerships during the three months ended June 30, 2012, as compared to the same three month period of 2011.

Portfolio Update

As of June 30, 2012, the Fund’s investment portfolio consists of limited partner interests in three Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits of approximately $1,429 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund’s prospectus.

Properties that receive Tax Credits must remain in compliance with rent restriction and set aside requirements for at least 15 calendar years from the date the Property is placed in service (“Compliance Period”). Failure to do so would result in the recapture of a portion of the Property’s Tax Credits.  The Compliance Period expired for all Properties on or prior to December 31, 2010.

The General Partner will continue to closely monitor the operations of the Properties and will formulate disposition strategies with respect to the Fund’s remaining Local Limited Partnership interests. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund.  Investors will continue to be Limited Partners, receiving Schedule K-1s and quarterly and annual reports, until the Fund is dissolved.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Portfolio Update (continued)

The Fund is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

Property Discussions

Two of the three Properties in which the Fund has an interest operated above breakeven for the three months ended March 31, 2012.  The other Property generated cash flow deficits that the Local General Partners of that Property funded through project expense loans, subordinated loans or operating escrows.  Also, the General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of its interest in all of the Local Limited Partnerships.  The following Property discussions focus on all such Properties.

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

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Oak Knoll Renaissance, located in Gary, Indiana, to terminate late in 2011.  However, the General Partner and Local General Partner continued to negotiate an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership.  The disposition occurred on May 25, 2012 and yielded net sales proceeds of $2,015,000, or $55.21 per Unit.  As a result of this transaction, the General Partner estimates the 2012 tax loss to be approximately $2,840,000, or $77.81 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the General Partner anticipates the Fund’s interest in the Local Limited Partnership that owns Webster Court, located in Kent, Washington, to terminate, which is projected to occur in December 2012.  Net sales proceeds, if any, as well as taxable income, are unknown at this time.

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Live Oak Apartments, located in West Palm Beach, Florida, to terminate as a result of the Property foreclosing in early 2010.  However, the General Partner is working with the Local Limited Partnership to improve operations, minimize deficits and keep debt service payments current.  To date, the Fund advanced $209,146 to cover May, June and July 2009 debt service payments.  The Local Limited Partnership paid the August 2009 debt service payment and all subsequent debt payments to keep the loan current.  The Fund’s funding strategy is reviewed periodically to determine if additional Fund advances are warranted to cover future deficits.    At this time, the General Partner does
not project the use of any further Fund advances.  Live Oak Apartments has a second mortgage administered by the Florida Housing Finance Agency (FHFA) in the amount of $1,416,000 as of December 31, 2009.  The loan has a rate of 7.04%, with 3% due annually on June 30 and the balance deferred.   On September 22, 2009, FHFA agreed not to foreclose for failure of the borrower to make the June 30, 2009 payment of approximately $44,482.  The Forbearance Agreement, effective as of June 30, 2009, required the borrower to pay the $44,482 delinquent amount over  nine  payments  of  $4,942.45  beginning  September  30, 2009 and ending on May 31, 2010.  The Compliance Period expired on December 31, 2010.  The General Partner continues to negotiate with the Local General Partner on  alternative  ways  to  exit the  Local Limited Partnership.  It  is  likely that the Fund’s interest in the Property will transfer to the Local General Partner for no consideration in late 2012.  The General Partner estimates that this transaction will result in 2012 taxable income of $3,870,000, or $106.04 per Unit.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of June 30, 2012, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

Date: August 14, 2012                                                                 BOSTON FINANCIAL TAX CREDIT FUND VIII,
A LIMITED PARTNERSHIP

By:      Arch Street VIII Limited Partnership,
its General Partner

/s/Kenneth J. Cutillo
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
Arch Street VIII Limited Partnership
(Chief Executive Officer)