Form 10-Q
period 2012-09-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2012-11-14
CIK 911568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                        September 30, 2012

                                                                                          OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from_________________________to_____________________

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
Yes____  No  X .

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                             Page No.

Item 1.    Financial Statements

Condensed Balance Sheets (Unaudited) - September 30, 2012
and March 31, 2012                                                                                                                                   1

Condensed Statements of Operations (Unaudited) - For the Three and Six
Months Ended September 30, 2012 and 2011                                                                                        2

Condensed Statement of Changes in Partners' Equity (Unaudited) -
For the Six Months Ended September 30, 2012                                                                                     3

Condensed Statements of Cash Flows (Unaudited) - For the Six
Months Ended September 30, 2012 and 2011                                                                                        4

Notes to the Financial Statements (Unaudited)                                                                                          5

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                                                      8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                                                13

Item 4.    Controls and Procedures                                                                                                                               13

PART II.  OTHER INFORMATION

Item 6.  Exhibits                                                                                                                                                              14

SIGNATURE                                                                                                                                                                  15

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

PART I.                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

CONDENSED BALANCE SHEETS
September 30, 2012 and March 31, 2012
(Unaudited)

Assets	September 30	March 31

Cash and cash equivalents	$915,221	$94,770
Investments in Local Limited Partnerships (Note 1)	-	2,000,439
Other assets	629	408
Total Assets	$915,850	$2,095,617

Liabilities and Partners' Equity

Due to affiliate	$138,082	$1,130,942
Accrued expenses	19,246	23,572
Total Liabilities	157,328	1,154,514

General, Initial and Investor Limited Partners' Equity	758,522	941,103
Total Liabilities and Partners' Equity	$915,850	$2,095,617

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Revenue:
Investment	$336	$152	$778	$308
Total Revenue	336	152	778	308

Expenses:
Asset management fees, affiliate	70,703	68,645	141,407	137,289
Impairment on investments in Local
Limited Partnerships	-	-	-	83,000
General and administrative
(includes reimbursements to an affiliate
in the amounts of $11,343 and $7,780 for the three months and $24,241 and
$24,071 for the six months ended
September 30, 2012 and 2011,
respectively)	43,460	35,216	72,007	68,000
Amortization	-	437	264	874
Total Expenses	114,163	104,298	213,678	289,163

Loss before equity in income (losses)
of Local Limited Partnerships	(113,827)	(104,146)	(212,900)	(288,855)

Equity in income (losses) of Local Limited
Partnerships (Note 1)	-	(71,698)	59,722	11,462

Loss on disposition of investments in Local
Limited Partnerships (Note 1)	-	-	(29,403)	-

Net Loss	$(113,827)	$(175,844)	$(182,581)	$(277,393)

Net Loss allocated:
General Partner	$(1,138)	$(1,758)	$(1,826)	$(2,774)
Limited Partners	(112,689)	(174,086)	(180,755)	(274,619)
	$(113,827)	$(175,844)	$(182,581)	$(277,393)

Net Loss Per Limited Partner
Unit (36,497 Units)	$(3.09)	$(4.77)	$(4.95)	$(7.52)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Six Months Ended September 30, 2012
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partner	Partner	Partners	Total

Balance at March 31, 2012	$9,412	$100	$931,591	$941,103

Net Loss	(1,826)	-	(180,755)	(182,581)

Balance at September 30, 2012	$7,586	$100	$750,836	$758,522

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2012 and 2011
(Unaudited)

	2012	2011

Cash flows from operating activities:
Net Loss	$(182,581)	$(277,393)
Adjustments to reconcile net loss to net cash used
for operating activities:
Equity in income of Local Limited Partnerships	(59,722)	(11,462)
Impairment on investments in Local Limited Partnerships	-	83,000
Loss on disposition of investments in Local Limited
Partnerships	29,403	-
Amortization	264	874
Increase (decrease) in cash arising from changes
in operating assets and liabilities:
Other assets	(221)	(209)
Due to affiliate	(992,860)	137,289
Accrued expenses	(4,326)	(6,231)
Net cash used for operating activities	(1,210,043)	(74,132)

Cash flows from investing activities:
Proceeds received from disposition of investments in
Local Limited Partnerships	2,015,000	-
Cash distributions received from Local Limited
Partnerships	15,494	47,766
Net cash provided by investing activities	2,030,494	47,766

Net increase (decrease) in cash and cash equivalents	820,451	(26,366)

Cash and cash equivalents, beginning	94,770	165,891

Cash and cash equivalents, ending	$915,221	$139,525

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the audited financial statements and notes thereto included with the Annual Report on Form10-K of Boston Financial Tax Credit Fund VIII, a Limited Partnership (the “Fund”) for the year ended March 31, 2012.  In the opinion of the general partner of the Fund, Arch Street VIII, Inc. (the “General Partner”), these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

The General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2012 and 2011 and for the six months then ended.

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

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at September 30, 2012 and March 31, 2012:

	September 30	March 31

Capital contributions and advances paid to Local Limited Partnerships	$11,020,784	$15,943,196

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $3,478,376 and $3,202,928 at
September 30 and March 31, 2012, respectively)	(8,921,460)	(8,813,573)

Cumulative cash distributions received from Local Limited Partnerships	(46,448)	(480,795)

Investments in Local Limited Partnerships before adjustments	2,052,876	6,648,828

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	558,742	619,931

Cumulative amortization of acquisition fees and expenses	(159,163)	(187,865)

Investments in Local Limited Partnerships before valuation allowance
and impairment	2,452,455	7,080,894

Cumulative valuation allowance on advances to Local Limited
Partnerships	(1,417,455)	(1,417,455)

Cumulative impairment on investments in Local Limited Partnerships	(1,035,000)	(3,663,000)

Investments in Local Limited Partnerships	$-	$2,000,439

The Fund has recorded an impairment for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund’s share of net losses of the Local Limited Partnerships for the six months ended September 30, 2012 and 2011 is $215,726 and $420,305, respectively.  For the six months ended September 30, 2012 and 2011, the Fund has not recognized $308,831 and $431,767, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnerships.  Previously unrecognized losses of $33,383 are included in losses recognized during the six months ended September 30, 2012.

During the six months ended September 30, 2012, the Fund disposed of its interest in one Local Limited Partnership.  The Fund received $2,015,000 from the disposition of this interest.  The Fund’s investment value at the time of the disposition was $2,044,403 resulting in a loss on disposition of investments in Local Limited Partnerships of $29,403 for the six months ended September 30, 2012.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

2.      Significant Subsidiaries

The following Local Limited Partnership invested in by the Fund represents more than 20% of the Fund’s total assets or equity as of September 30, 2012 or 2011 or net losses for the three months then ended.  The following financial information represents the performance of this Local Limited Partnership for the three months ended June 30, 2012 and 2011:

	2012	2011

Oak Knoll Renaissance, Limited Partnership
Revenue	N/A	$494,758
Net Loss	N/A	$(72,422)

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

Critical Accounting Policies

The Fund’s accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Fund’s policy is as follows:

The Fund is involved with the Local Limited Partnerships in which it invests as a non-controlling equity holder.  The investments in Local Limited Partnerships are made primarily to obtain federal income Tax Credits on behalf of the Fund’s investors.  Such Tax Credits are not reflected on the books of the Fund.  The Local Limited Partnerships are Variable Interest Entities (“VIE”s) because the owners of the equity at risk do not have the power to direct their operations.  A VIE must be consolidated by the entity which is determined to be the VIE’s primary beneficiary which is the entity that has both (i) the power to direct the activities of the VIE and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  Additionally, a VIE requires continual reassessment of the primary beneficiary.

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

Liquidity and Capital Resources

At September 30, 2012, the Fund had cash and cash equivalents of $915,221, as compared to $94,770 at March 31, 2012.  The increase is primarily attributable to proceeds received from the disposition of investment in one Local Limited Partnership and cash distributions received from Local Limited Partnerships, partially offset by cash used for operating activities, including the payment of asset management fees.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At September 30, 2012 and March 31, 2012, approximately $897,000 and $37,000, respectively, has been designated as Reserves.

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

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

     Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

As of September 30, 2012, the Fund has advanced approximately $1,417,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund’s ongoing operations.  Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.  To date, the Fund has used approximately $563,000 of operating funds and proceeds from disposition of investments in Local Limited Partnerships to replenish Reserves.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of asset management fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to the Local Limited Partnerships beyond its specified investment.  Thus, as of September 30, 2012, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2012 and 2011.

Results of Operations

Three Month Period

For the three months ended September 30, 2012, the Fund’s operations resulted in a net loss of $113,827 as compared to a net loss of $175,844 for the three months ended September 30, 2011.  The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships recognized by the Fund, partially offset by an increase in general and administrative expenses recorded by the Fund.  Equity in losses of Local Limited Partnerships recognized by the Fund decreased because the Fund disposed of the last Local Limited Partnership with a remaining investment value in the first quarter of the current year.  General and administrative expenses increased due to an increase in charges for operations and administrative expenses necessary for the operations of the Fund during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

Six Month Period

For the six months ended September 30, 2012, the Fund’s operations resulted in a net loss of $182,581 as compared to a net loss of $277,393 for the six months ended September 30, 2011.  The decrease in net loss is primarily attributable to a decrease in impairment on investments in Local Limited Partnerships, an increase in equity in income of Local Limited Partnerships recognized by the Fund, partially offset by an increase in loss on disposition of investments in Local Limited Partnerships.  The decrease in impairment on investments in Local Limited Partnerships is primarily due to no impairment expenses incurred during the six months ended September 30, 2012.  The increase in equity in income of Local Limited Partnerships is due to an increase in income recorded by certain Local Limited Partnerships in the current period as compared to the same six month period of 2011.  The increase in loss on disposition of investments in Local Limited Partnerships is due to a disposition of investment in Local Limited Partnership during the six months ended September 30, 2012 as compared to no disposition of investment in Local Limited Partnership during the six months ended September 30, 2011.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Portfolio Update

As of September 30, 2012, the Fund’s investment portfolio consists of limited partner interests in three Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits of approximately $1,429 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund’s prospectus.

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

Property Discussions

Two of the three Properties in which the Fund has an interest operated above breakeven for the six months ended June 30, 2012.  The other Property generated cash flow deficits that the Local General Partners of that Property funded through project expense loans, subordinated loans or operating escrows.  Also, the General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of its interest in all of the Local Limited Partnerships.  The following Property discussions focus on all such Properties.

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

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Discussions (continued)

As previously reported, the General Partner is working towards a mid-2013 termination of the Fund’s interest in the Local Limited Partnership that owns Webster Court, located in Kent, Washington.  However, the General Partner has yet to receive a response to the notices that were sent to the Local General Partner to sell the Property.  It is anticipated that the General Partner will enter litigation to enforce its sale rights, which is projected to cost the Fund approximately $200,000.  Net sales proceeds, if any, as well as taxable income, are unknown at this time, as is the timing of a final transaction.

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Live Oak Apartments, located in West Palm Beach, Florida, to terminate as a result of the Property foreclosing in early 2010.  However, the General Partner is working with the Local Limited Partnership to improve operations, minimize deficits and keep debt service payments current.  To date, the Fund advanced $209,146 to cover May, June and July 2009 debt service payments.  The Local Limited Partnership paid the August 2009 debt service payment and all subsequent debt payments to keep the loan current.  The Fund’s funding strategy is reviewed periodically to determine if additional Fund advances are warranted to cover future deficits.    At this time, the General Partner does
not project the use of any further Fund advances.  Live Oak Apartments has a second mortgage administered by the Florida Housing Finance Agency (FHFA) in the amount of $1,416,000 as of December 31, 2009.  The loan has a rate of 7.04%, with 3% due annually on June 30 and the balance deferred.   On September 22, 2009, FHFA agreed not to foreclose for failure of the borrower to make the June 30, 2009 payment of approximately $44,482.  The Forbearance Agreement, effective as of June 30, 2009, required the borrower to pay the $44,482 delinquent amount over nine payments of $4,942.45 beginning September 30, 2009 and ending on May 31, 2010.  The Compliance Period expired on December 31, 2010.  The General Partner continues to negotiate with the Local General Partner on alternative ways to exit the Local Limited Partnership.  It is likely that the Fund’s interest in the Property will transfer to the Local General Partner for no consideration in late 2012.  The General Partner estimates that this transaction will result in 2012 taxable income of $3,770,000, or $103.30 per Unit.

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Hemlock Ridge, located in Livingston Manor, New York, to terminate in December 2010, at the earliest.  The General Partner and Local General Partner are currently negotiating an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership for a nominal sum.  A transaction is currently projected to occur by June 2013.  Net sales proceeds, if any, as well as taxable income or loss, is unknown at this time.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of September 30, 2012, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

Date: November 14, 2012                                                             BOSTON FINANCIAL TAX CREDIT FUND VIII,
A LIMITED PARTNERSHIP

By:      Arch Street VIII Limited Partnership,
its General Partner

/s/Kenneth J. Cutillo
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
Arch Street VIII Limited Partnership
(Chief Executive Officer)