Form 10-Q
period 2012-12-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2013-02-14
CIK 911568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended                        December 31, 2012

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
                                                                                              Yes____  No  X .

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                                                                                                   Page No.

Item 1.     Financial Statements

Condensed Balance Sheets (Unaudited) - December 31, 2012
and March 31, 2012                                                                                                                                                                                                        1

Condensed Statements of Operations (Unaudited) - For the Three and Nine
Months Ended December 31, 2012 and 2011                                                                                                                                                              2

Condensed Statement of Changes in Partners' Equity (Unaudited) -
For the Nine Months Ended December 31, 2012                                                                                                                                                        3

Condensed Statements of Cash Flows (Unaudited) - For the Nine
Months Ended December 31, 2012 and 2011                                                                                                                                                               4

Notes to the Financial Statements (Unaudited)                                                                                                                                                                5

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                                                                                                                           8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                                                                                                                     13

Item 4.    Controls and Procedures                                                                                                                                                                                                    13

PART II.  OTHER INFORMATION

Item 6.  Exhibits                                                                                                                                                                                                                                    14

SIGNATURE                                                                                                                                                                                                                                         15

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

PART I.                   FINANCIAL INFORMATION

Item 1.                      Financial Statements

CONDENSED BALANCE SHEETS
December 31, 2012 and March 31, 2012
(Unaudited)

Assets	December 31	March 31

Cash and cash equivalents	$734,150	$94,770
Investments in Local Limited Partnerships (Note 1)	-	2,000,439
Other assets	476	408
Total Assets	$734,626	$2,095,617

Liabilities and Partners' Equity

Due to affiliate	$70,704	$1,130,942
Accrued expenses	21,914	23,572
Total Liabilities	92,618	1,154,514

General, Initial and Investor Limited Partners' Equity	642,008	941,103
Total Liabilities and Partners' Equity	$734,626	$2,095,617

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2012 and 2011
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011
Revenue:
Investment	$242	$129	$1,020	$437
Total Revenue	242	129	1,020	437

Expenses:
Asset management fees, affiliate	70,704	68,644	212,111	205,933
Impairment on investments in Local
Limited Partnerships	-	-	-	83,000
General and administrative
(includes reimbursements to an affiliate
in the amounts of $22,750 and $12,444 for the three months and $46,991 and
$36,515 for the nine months ended
December 31, 2012 and 2011,
respectively)	46,052	33,745	118,059	101,745
Amortization	-	437	264	1,311
Total Expenses	116,756	102,826	330,434	391,989

Loss before equity in income
of Local Limited Partnerships
and loss on disposition of investments in
Local Limited Partnerships	(116,514)	(102,697)	(329,414)	(391,552)

Equity in income of Local Limited
Partnerships (Note 1)	-	80,177	59,722	91,639

Loss on disposition of investments in Local
Limited Partnerships (Note 1)	-	-	(29,403)	-

Net Loss	$(116,514)	$(22,520)	$(299,095)	$(299,913)

Net Loss allocated:
General Partner	$(1,165)	$(225)	$(2,991)	$(2,999)
Limited Partners	(115,349)	(22,295)	(296,104)	(296,914)
	$(116,514)	$(22,520)	$(299,095)	$(299,913)

Net Loss Per Limited Partner
Unit (36,497 Units)	$(3.16)	$(0.61)	$(8.11)	$(8.14)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Nine Months Ended December 31, 2012
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partner	Partner	Partners	Total

Balance at March 31, 2012	$9,412	$100	$931,591	$941,103

Net Loss	(2,991)	-	(296,104)	(299,095)

Balance at December 31, 2012	$6,421	$100	$635,487	$642,008

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2012 and 2011
(Unaudited)

	2012	2011

Cash flows from operating activities:
Net Loss	$(299,095)	$(299,913)
Adjustments to reconcile net loss to net cash used
for operating activities:
Equity in income of Local Limited Partnerships	(59,722)	(91,639)
Impairment on investments in Local Limited Partnerships	-	83,000
Loss on disposition of investments in Local Limited
Partnerships	29,403	-
Amortization	264	1,311
Increase (decrease) in cash arising from changes
in operating assets and liabilities:
Other assets	(68)	(69)
Due to affiliate	(1,060,238)	218,377
Accrued expenses	(1,658)	(6,531)
Net cash used for operating activities	(1,391,114)	(95,464)

Cash flows from investing activities:
Proceeds received from disposition of investments in
Local Limited Partnerships	2,015,000	-
Cash distributions received from Local Limited
Partnerships	15,494	47,766
Net cash provided by investing activities	2,030,494	47,766

Net increase (decrease) in cash and cash equivalents	639,380	(47,698)

Cash and cash equivalents, beginning	94,770	165,891

Cash and cash equivalents, ending	$734,150	$118,193

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

The General Partner has elected to report results of the limited partnerships or limited liability companies in which it invests (the “Local Limited Partnerships”) on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2012 and 2011 and for the nine months then ended.

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

1.      Investments in Local Limited Partnerships

The Fund currently has limited partner or member interests in two Local Limited Partnerships, which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. The Fund's ownership interest in one of the Local Limited Partnerships is 99%, and 77% in the other. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund’s interests in the Local Limited Partnerships at the end of the 15-year period during which properties that receive Tax Credits must remain in compliance with rent restrictions and set-aside requirements (the “Compliance Period”) for nominal prices.  In the event that the Properties are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at December 31, 2012 and March 31, 2012:

	December 31	March 31

Capital contributions paid to Local Limited Partnerships	$4,015,376	$15,943,196

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $862,431 and $3,202,928 at
December 31 and March 31, 2012, respectively)	(2,971,814)	(8,813,573)

Cumulative cash distributions received from Local Limited Partnerships	(43,323)	(480,795)

Investments in Local Limited Partnerships before adjustments	1,000,239	6,648,828

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	49,892	619,931

Cumulative amortization of acquisition fees and expenses	(15,131)	(187,865)

Investments in Local Limited Partnerships before valuation allowance
and impairment	1,035,000	7,080,894

Cumulative valuation allowance on advances to Local Limited
Partnerships	-	(1,417,455)

Cumulative impairment on investments in Local Limited Partnerships	(1,035,000)	(3,663,000)

Investments in Local Limited Partnerships	$-	$2,000,439

The Fund has recorded an impairment for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund’s share of net losses of the Local Limited Partnerships for the nine months ended December 31, 2012 and 2011 is $423,985 and $523,808, respectively.  For the nine months ended December 31, 2012 and 2011, the Fund has not recognized $543,360 and $615,447, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnerships.  Previously unrecognized losses of $59,653 are included in losses recognized during the nine months ended December 31, 2012.

During the nine months ended December 31, 2012, the Fund disposed of its interest in two Local Limited Partnerships.  The Fund received $2,015,000 from the disposition of these interests.  The Fund’s investment value at the time of the dispositions was $2,044,403 resulting in a loss on disposition of investments in Local Limited Partnerships of $29,403 for the nine months ended December 31, 2012.

During the nine months ended December 31, 2011, the Fund disposed of its interest in one Local Limited Partnership.  The Fund’s investment value at the time of disposition was zero resulting in no gain or loss on disposition of investment in Local Limited Partnership for the nine months ended December 31, 2011.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

2.      Significant Subsidiaries

The following Local Limited Partnership invested in by the Fund represents more than 20% of the Fund’s total assets or equity as of December 31, 2012 or 2011 or net losses for the three months then ended.  The following financial information represents the performance of this Local Limited Partnership for the three months ended September 30, 2012 and 2011:

	2012	2011

Oak Knoll Renaissance, Limited Partnership
Revenue	N/A	$524,808
Net Income	N/A	$80,987

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

Critical Accounting Policies

The Fund’s accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Fund’s policy is as follows:

The Fund is involved with the Local Limited Partnerships in which it invests as a non-controlling equity holder.  The investments in Local Limited Partnerships are made primarily to obtain federal income Tax Credits on behalf of the Fund’s investors.  Such Tax Credits are not reflected on the books of the Fund.  The Local Limited Partnerships are Variable Interest Entities (“VIEs”) because the owners of the equity at risk do not have the power to direct their operations.  A VIE must be consolidated by the entity which is determined to be the VIE’s primary beneficiary which is the entity that has both (i) the power to direct the activities of the VIE and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  Additionally, a VIE requires continual reassessment of the primary beneficiary.

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

Liquidity and Capital Resources

At December 31, 2012, the Fund had cash and cash equivalents of $734,150, as compared to $94,770 at March 31, 2012.  The increase is primarily attributable to proceeds received from the disposition of investment in one Local Limited Partnership and cash distributions received from Local Limited Partnerships, partially offset by cash used for operating activities, including the payment of asset management fees.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At December 31, 2012 and March 31, 2012, approximately $713,000 and $37,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $75,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment.  As of December 31, 2012, the Fund has advanced approximately $1,417,000 to Local Limited Partnerships to fund operating deficits.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund’s ongoing operations.  Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.  To date, the Fund has used approximately $380,000 of operating funds and proceeds from disposition of investments in Local Limited Partnerships to replenish Reserves.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of asset management fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to the Local Limited Partnerships beyond its specified investment.  Thus, as of December 31, 2012, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2012 and 2011.

Results of Operations

Three Month Period

For the three months ended December 31, 2012, the Fund’s operations resulted in a net loss of $116,514 as compared to a net loss of $22,520 for the three months ended December 31, 2011.  The increase in net loss is primarily attributable to a decrease in equity in income recognized by the Fund and an increase in general and administrative expenses recorded by the Fund.  Equity in income of Local Limited Partnerships recognized by the Fund decreased because the Fund disposed of the last Local Limited Partnership with a remaining investment value in the first quarter of the current year.  General and administrative expenses increased due to an increase in charges for operations and administrative expenses necessary for the operations of the Fund during the three months ended December 31, 2012, as compared to the three months ended December 31, 2011.

Nine Month Period

For the nine months ended December 31, 2012, the Fund’s operations resulted in a net loss of $299,095 as compared to a net loss of $299,913 for the nine months ended December 31, 2011.  The decrease in net loss is primarily attributable to a decrease in impairment recorded on investments in Local Limited Partnerships, partially offset by a decrease in equity in income of Local Limited Partnerships recognized by the Fund, an increase in loss on disposition of investments in Local Limited Partnerships, and an increase in general and administrative expenses recorded by the Fund.  The decrease in impairment on investments in Local Limited Partnerships is primarily due to no impairment expense incurred during the nine months ended December 31, 2012.  The decrease in equity in income is due to a decrease in income recorded by certain Local Limited Partnerships in the current period as compared to the same period in 2011.  The increase in loss on disposition of investments in Local Limited Partnerships is due to a disposition of an investment in Local Limited Partnership in the first quarter of the current year.  General and administrative expenses increased due to an increase in charges for operations and administrative expenses necessary for the operations of the Fund during the nine months ended December 31, 2012, as compared to the nine months ended December 31, 2011.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Portfolio Update

As of December 31, 2012, the Fund’s investment portfolio consists of limited partner interests in two Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits of approximately $1,429 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund’s prospectus.

Properties that receive Tax Credits must remain in compliance with rent restriction and set aside requirements for at least 15 calendar years from the date the Property is placed in service (“Compliance Period”). Failure to do so would result in the recapture of a portion of the Property’s Tax Credits.  The Compliance Period expired for both Properties on or prior to December 31, 2009.

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

Property Discussions

Both Properties in which the Fund has an interest operated above breakeven for the nine months ended September 30, 2012.  The General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of the Fund’s interest in all of the Local Limited Partnerships.  The following Property discussions focus on all such Properties.

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Spring Wood Apartments, located in Tallahassee, Florida, would be terminated upon the sale of the Property in the third quarter of 2008, a transaction that could have resulted in net sales proceeds to the Fund of approximately $1,600,000, or $44.20 per Unit.  In July 2008, the potential buyer withdrew their interest to purchase this Property.  Subsequently, the General Partner explored an alternative exit strategy for this Local Limited Partnership interest.  The General Partner previously anticipated the Fund’s interest in the Local Limited Partnership would terminate no earlier than 90 days upon the sale of the Property in June 2011 for a nominal sum.  The transfer of the Fund’s interest in the Local Limited Partnership ultimately occurred on May 31, 2011 for no consideration.  The actual 2011 taxable income was $232,171, or $6.36 per Unit.  The Compliance Period ended on December 31, 2009.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Oak Knoll Renaissance, located in Gary, Indiana, would terminate late in 2011.  However, the General Partner and the Local General Partner continued to negotiate an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership.  A disposition of this interest to an affiliate of the Local General Partner occurred on May 25, 2012 and yielded net sales proceeds of $2,015,000, or $55.21 per Unit.  As a result of this transaction, the General Partner estimates the 2012 tax loss to be approximately $2,840,000, or $77.81 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Discussions (continued)

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Live Oak Apartments, located in West Palm Beach, Florida, would terminate as a result of the Property foreclosing in early 2010.  However, the General Partner worked with the Local Limited Partnership to improve operations, minimize deficits and keep debt service payments current.  The Fund advanced $209,146 to cover May, June and July 2009 debt service payments.  The Fund did not recover this advancement, nor did it intend to.  The Local Limited Partnership paid the August 2009 debt service payment and all subsequent debt payments to keep the loan current.  On September 22, 2009, the lender agreed not to foreclose for failure of the borrower to make the June 30, 2009 payment of approximately $44,482.  The Forbearance Agreement, effective as of June 30, 2009, required the borrower to pay the $44,482 delinquent amount over nine payments of $4,942.45 beginning September 30, 2009 and ending on May 31, 2010.  All payments were made.  The General Partner negotiated with the Local General Partner on alternative ways to exit the Local Limited Partnership and the Fund’s interest in the Property was transfered to the Local General Partner for no consideration on December 31, 2012.  The Compliance Period expired on December 31, 2010.  The General Partner estimates that this transaction will result in 2012 taxable income of $3,770,000, or $103.30 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the General Partner is working towards a mid-2013 termination of the Fund’s interest in the Local Limited Partnership that owns Webster Court, located in Kent, Washington.  However, the General Partner has yet to receive a response to the notices that were sent to the Local General Partner to sell the Property.  The General Partner sent a default notice to the Local General Partner in December 2012 as a result of their lack of response.  It is anticipated that the General Partner will enter litigation to enforce its sale rights, which is projected to cost the Fund approximately $200,000.  Net sales proceeds, if any, as well as taxable income, are unknown at this time, as is the timing of a final transaction.

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Hemlock Ridge, located in Livingston Manor, New York, would terminate in December 2010, at the earliest.  The General Partner and Local General Partner are currently negotiating an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership for a nominal sum.  A transaction is currently projected to occur by June 2013.  Net sales proceeds, if any, as well as taxable income or loss, are unknown at this time.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of December 31, 2012, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

Date: February 14, 2013                                                               BOSTON FINANCIAL TAX CREDIT FUND VIII,
A LIMITED PARTNERSHIP

By:      Arch Street VIII Limited Partnership,
its General Partner

/s/Kenneth J. Cutillo
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
Arch Street VIII Limited Partnership
(Chief Executive Officer)