Form 10-K
period 2013-03-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2013-06-28
CIK 911568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                                                      March 31, 2013

                           OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to______________________________

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
☐ Yes   ☒  No

State the aggregate sales price of Fund units held by nonaffiliates of the registrant:  $36,497,000 as of March 31, 2013.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2013

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

Item 5                Market for the Registrant's Units and
   Related Security Holder Matters                                      K-8
Item 7                Management's Discussion and Analysis of
   Financial Condition and Results of Operations                             K-8
Item 8                Financial Statements and Supplementary Data                                                                                       K-12
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
Item 14                Principal Accounting Fees and Services                                                                                                                                                         K-16
Item 15                Exhibits, Financial Statement Schedules                                                                                                                                                          K-16

SIGNATURES                                                                                                                                                                                                                                           K-18

CERTIFICATIONS                                                                                                                                                                                                                                   K-19

PART I

Item 1.  Business

Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership formed on August 25, 1993 under the laws of the Commonwealth of Massachusetts.  The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") authorizes the sale of up to 200,000 units of Limited Partnership interest (“Unit”) at $1,000 per Unit in series.  The first series offered 50,000 Units.  On August 31, 1994, the Fund held its final investor closing.  In total, the Fund raised $36,497,000 ("Gross Proceeds") through the sale of 36,497 Units.  Such amounts exclude a fractional unregistered Unit previously acquired for $100 by the Initial Limited Partner.  The offering of Units terminated on March 29, 1995.  No further sale of Units is expected.

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

Since the Local Limited Partnerships no longer generate any Tax Credits, the Fund is in the process of disposing of its interests in Local Limited Partnerships.  The Fund has disposed of its interest in eight Local Limited Partnerships, and the Fund currently has two Local Limited Partnership interests remaining.  In general, sale of the Fund’s interests in a Local Limited Partnership will be subject to various restrictions.  The Fund will hold Local Limited Partnership interests for periods consistent with the terms of the Local Limited Partnership agreements, the Partnership Agreement and the best interests of the Fund (including Tax Credit recapture considerations).  Table A on the following page lists the properties originally acquired by the Local Limited Partnerships in which the Fund had invested.  Item 7 of this Report contains other significant information with respect to such Local Limited Partnerships.

TABLE A

SELECTED LOCAL LIMITED
PARTNERSHIP DATA

Properties owned by Local Limited Partnerships	Location	Date Interest Acquired

Green Wood Apartments (1)	Gallatin, TN	03/02/94
Webster Court Apartments	Kent, WA	05/13/94
Springwood Apartments (1)	Tallahassee, FL	12/15/94
Meadow Wood of Pella (1)	Pella, IA	06/03/94
Hemlock Ridge	Livingston Manor, NY	04/29/94
Pike Place (1)	Fort Smith, AR	01/31/94
West End Place (1)	Springdale, AR	01/12/94
Oak Knoll Renaissance (1)	Gary, IN	11/01/94
Beaverdam Creek (1)	Mechanicsville, VA	11/16/94
Live Oaks Plantation (1)	West Palm Beach, FL	06/28/94

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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Fund or its General Partner.  In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2013, no Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners.  The Local General Partners of the remaining Local Limited Partnerships are identified in the schedule in Item 2 of this Report.

The Properties owned by the Local Limited Partnerships in which the Fund has invested are, and will continue to be, subject to competition from existing and future apartment complexes in the same areas.  The success of the Fund depends on many outside factors, most of which are beyond the control of the Fund and which cannot be predicted at this time.  Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations.  In addition, other risks inherent in real estate investment may influence the ultimate success of the Fund, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels; (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment or adverse changes in real estate laws, including building codes; and (iii) the possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases, or which suppress the ability of the Local Limited Partnerships to generate operating cash flow.  Since most of the Properties benefit from some form of governmental assistance, the Fund is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits.  Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Fund.

The Fund is managed by Arch Street VIII Limited Partnership, (the “General Partner”).  The Fund, which does not have any employees, reimburses Boston Financial Investment Management, LP (“Boston Financial”), an affiliate of the General Partner, for certain expenses and overhead costs.  A complete discussion of the management of the Fund is set forth in Item 10 of this Report.

Item 2.  Properties

The Fund currently owns limited partnership interests in two Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state, or local assistance programs and both of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986.  The Fund's ownership interest in one Local Limited Partnerships is 99%, while the Fund’s ownership interest in the other is 77%.

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

The schedule on the following page provides certain key information on the Local Limited Partnership interests currently invested in by the Fund.

		Capital Contributions
Local Limited Partnership
Property Name		Total	Paid	Mortgage Loans		Occupancy at
Property Location	Number of	Committed at	Through	Payable at	Type of	March 31,
Local General Partner	Apts Units	March 31, 2013	March 31, 2013	December 31, 2012	Subsidy *	2013

Webster Court Apartments
a Limited Partnership
Webster Court Apartments
Kent, WA
Senior Housing Assistance Group	92	$2,318,078	$2,318,078	$2,318,335	None	95%

RMH Associates
a Limited Partnership (1)
Hemlock Ridge
Livingston Manor, NY
WB Residential Communities, Inc.	100	1,697,298	1,697,298	4,708,774	Section 8	80%

	192	$4,015,376	$4,015,376	$7,027,109

(1)	Boston Financial Tax Credit Fund VIII has a 77% interest in RMH Associates, L.P. The mortgage payable balances represent 100% of the outstanding balances.
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

As of March 31, 2013, there were 1,144 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. For the years ended March 31, 2013 and 2012, no cash distributions were made.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “believe,” “could,” “will,” “may,” “might” and similar expressions are intended to identify such forward-looking statements.  The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Fund believes the forward-looking statements are based on reasonable assumptions and current expectations, the Fund can give no assurance that its expectations will be attained.  Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation:  (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels;  (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment rates or adverse changes in real estate laws, including building codes; (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which would suppress the ability of the Local Limited Partnership to generate operating cash flow; (iv) possible changes in the timing of dispositions of interests in Local Limited Partnerships or the amount of consideration received in respect thereof; and (v) general economic and real estate conditions and interest rates.

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

As of March 31, 2013, the Fund’s investment portfolio consists of limited partnership interests in two Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits of approximately $1,429 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund’s prospectus.

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

Critical Accounting Policies

The Fund’s accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Fund’s policy is as follows:

The Fund is involved with the Local Limited Partnerships in which it invests as a non-controlling equity holder.  The investments in Local Limited Partnerships are made primarily to obtain federal income Tax Credits on behalf of the Fund’s investors.  Such Tax Credits are not reflected on the books of the Fund.  The Local Limited Partnerships are Variable Interest Entities ("VIE"s) because the owners of the equity at risk do not have the power to direct their operations.  A VIE must be consolidated by the entity which is determined to be the VIE’s primary beneficiary which is the entity that has both (i) the power to direct the activities of the VIE and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  Additionally, a VIE requires continued reassessment of the primary beneficiary.

The general partners of the Local Limited Partnerships, (the “Local General Partners”), who are considered to be the primary beneficiaries, direct the activities of the Local Limited Partnerships and are responsible for maintaining compliance with the Tax Credit program and for providing subordinated financial support in the event operations cannot support debt and Property tax payments.  Because the Fund is not the primary beneficiary of these Local Limited Partnerships, it accounts for its investments using the equity method of accounting.

Under the equity method, the investments in Local Limited Partnerships are carried at cost, adjusted for the Fund’s share of net income or loss and for cash distributions from the Local Limited Partnerships.  Equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. In the event that a Local Limited Partnership records other comprehensive income or loss, the Fund will evaluate its impact on the Fund and determine whether it should be recorded as other comprehensive income or loss.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that a Local Limited Partnership with a carrying value of zero incurs additional losses, the excess losses will be suspended and offset against future income.  Income from these Local Limited Partnerships will not be recorded until all of the related suspended losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, the distribution is recorded as income in the Fund’s statement of operations.

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

Periodically, the carrying value of each investment in Local Limited Partnership is tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision is recorded to reduce the investment to the sum of the estimated remaining benefits. The estimated remaining benefits for each Local Limited Partnership consists of the estimated future benefit from tax losses, Tax Credits and distributions over the estimated life of the investment and the estimated residual proceeds at disposition.  Estimated residual proceeds are allocated in accordance with the terms of each Local Limited Partnership Agreement.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Fund may record an impairment loss if the expiration of Tax Credits outpaces losses and distributions from a Local Limited Partnership.  The Fund has recorded an impairment loss on Oak Knoll during the year ended March 31, 2012 of $100,000.

Liquidity and Capital Resources

At March 31, 2013, the Fund had cash and cash equivalents of $636,452 as compared to $94,770 at March 31, 2012. The increase is primarily attributable to proceeds received from the disposition of the investment in one Local Limited Partnership and cash distributions received from Local Limited Partnerships, partially offset by cash used for operating activities, including the payment of asset management fees.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At March 31, 2013 and 2012, approximately $604,000 and $37,000 respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $76,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2013, the Fund has advanced approximately $1,417,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund’s ongoing operations.  Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.  To date, the Fund has used approximately $272,000 of operating funds and proceeds from disposition of investments in Local Limited Partnerships to replenish Reserves.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of asset management fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to the Local Limited Partnerships beyond its specified investment.  Thus, as of March 31, 2013, the Fund had no contractual or other obligation to any Local Limited Partnership that had not been paid or provided for.

Cash Distributions

No cash distributions were made during the two years ended March 31, 2013.  The Fund is currently working on disposing of its interest in Local Limited Partnerships during the next nine months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions.  Based on results of 2012 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs.  In addition, some of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

For the year ended March 31, 2013, the Fund’s operations resulted in a net loss of $408,738, as compared to a net loss of $379,682 for the year ended March 31, 2012.  The increase in net loss is primarily attributable to a decrease in equity in income of Local Limited Partnerships recognized by the Fund, partially offset by a decrease in impairment on investments in Local Limited Partnerships and an increase in gain on disposition of investments in Local Limited Partnerships.  The decrease in equity in income of Local Limited Partnerships is due to a decrease in equity in income recorded for one Local Limited Partnership due to its disposition during the year ended March 31, 2013.  The decrease in impairment on investments in Local Limited Partnerships is due to no impairment expense incurred during the current year.  The increase in gain on disposition of investments in Local Limited Partnerships is due to dispositions of investments in two Local Limited Partnerships during the current year that resulted in a gain while the disposition of investment in Local Limited Partnership in the prior year did not result in a gain.

Low-Income Housing Tax Credits

The Tax Credits per Limited Partner stabilized in 1997.   The credits have ended as all Properties have reached the end of the ten year credit period.

Property Discussions

Both Properties in which the Fund has an interest operated above breakeven for the year ended December 31, 2012.  The General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of the Fund’s interest in all of the Local Limited Partnerships.

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

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Oak Knoll Renaissance, located in Gary, Indiana, would terminate late in 2011.  However, the General Partner and the Local General Partner continued to negotiate an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership.  A disposition of this interest to an affiliate of the Local General Partner occurred on May 25, 2012 and yielded net sales proceeds of $2,015,000, or $55.21 per Unit.  This transaction resulted in a 2012 tax loss of $2,605,500, or $71.39 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Live Oaks Plantation, located in West Palm Beach, Florida, would terminate as a result of the foreclosure of the Property in early 2010.  However, the General Partner worked with the Local Limited Partnership to improve operations, minimize deficits and keep debt service payments current.  The Fund advanced $209,146 to cover May, June and July 2009 debt service payments.  The Fund did not recover this advance, nor did it intend to.  The Local Limited Partnership paid the August 2009 debt service payment and all subsequent debt payments to keep the loan current.  On September 22, 2009, the lender agreed not to foreclose for failure of the borrower to make one of the 2009 payments of $44,482 on time.  The Forbearance Agreement, effective as of June 30, 2009, required the borrower to pay the $44,482 delinquent amount over nine payments of $4,942 beginning September 30, 2009 and ending on May 31, 2010.  All payments were made.  The General Partner negotiated with the Local General Partner on alternative ways to exit the Local Limited Partnership and the Fund’s interest in the Local Limited Partnership was transferred to the Local General Partner for no consideration on December 31, 2012.  The Compliance Period expired on December 31, 2010.  This transaction resulted in 2012 taxable income of $1,075,189, or $29.46 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the General Partner is working towards a 2013 termination of the Fund’s interest in the Local Limited Partnership that owns Webster Court Apartments, located in Kent, Washington.  The General Partner sent a default notice to the Local General Partner in December 2012 as a result of the lack of response to numerous requests to sell the Property.  Although it was previously anticipated that the General Partner would need to litigate to enforce its sale rights, the Local General Partner signed with a broker on April 3, 2013 to list the Property for sale.  Once bids are received, it is still possible that the Local General Partner will negotiate to purchase the Fund’s interest in the Local Limited Partnership; however, in that case, the value will have been established by the market.  The Local General Partner expects to receive bids within 60 days of the aforementioned signed contract.  Net sales proceeds, if any, as well as taxable income or loss, are unknown at this time, as is the timing of a final transaction.

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Hemlock Ridge, located in Livingston Manor, New York, would terminate in December 2010, at the earliest.  The General Partner and Local General Partner are currently negotiating an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership for a nominal sum.  A transaction is currently projected to occur by December 2013.  Net sales proceeds, if any, as well as taxable income or loss, are unknown at this time.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2013 and 2012.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Based on that evaluation, management has concluded that as of March 31, 2013, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of March 31, 2013.  Based on this assessment, management concluded that, as of March 31, 2013, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Cutillo is the Chief Executive Officer of Boston Financial. He has 18 years of experience in the low-income housing tax credit industry as a senior executive and tax attorney. Prior to joining Boston Financial, Mr. Cutillo was a Senior Vice President at Alliant Asset Management Company, LLC. From 2001 to 2008, Mr. Cutillo was responsible for supervising that firm's acquisition department. From 1998 to 2001, Mr. Cutillo was a Tax Partner at McGuireWoods, LLP and Chairman of its Affordable Housing Group. His practice at McGuireWoods, LLP focused exclusively on the representation of institutional investors, syndication firms and developers working in the affordable housing industry. Mr. Cutillo began his career in affordable housing in 1994 as tax counsel at Ungaretti & Harris, where he represented large financial institutions in their investment in various tax advantaged products. Mr. Cutillo received his B.A. from The University of the South in Political Science and History, a Juris Doctor cum laude from the University of Georgia School of Law, and a Master of Laws in Taxation from the University of Florida's Graduate Tax Program.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters

As of March 31, 2013, the following entities are the only entities known to the Fund to be the beneficial owners of more than 5% of the Units outstanding:

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

Information regarding the Fees paid and expenses reimbursed is as follows:

Asset Management Fees

In accordance with the Partnership Agreement, the General Partner earns a base amount of 0.50% (annually adjusted by the CPI factor) of the Gross Proceeds as the annual asset management fee for administering the affairs of the Fund.  Asset management fees earned in each of the two years ended March 31, 2013 and 2012 are as follows:

	2013	2012

Asset management fees	$284,017	$276,637

Salaries and Benefits Expense Reimbursement

An affiliate of the General Partner is reimbursed for the cost of the Fund’s salaries and benefits expenses.  The reimbursements are based upon the size and complexity of the Fund's operations.  Reimbursements paid or payable in each of the two years ended March 31, 2013 and 2012 are as follows:

	2013	2012

Salaries and benefits expense reimbursements	$51,583	$58,337

Cash Distributions Paid to the General Partner

In accordance with the Partnership Agreement, the General Partner receives 1% of cash distributions paid to partners.  As of March 31, 2013, the Fund has not paid any cash distributions to partners.

Additional information concerning cash distributions, fees and expense reimbursements paid or payable to the General Partner or its affiliates for the two years ended March 31, 2013 is presented in the Notes to the Financial Statements.

Item 14.              Principal Accounting Fees and Services

The Fund paid or accrued fees for services rendered by the principal accountants for the two years ended March 31, 2013 and 2012 as follows:

	2013	2012

Audit fees	$45,000	$42,500

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2013 and 2012.

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

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

By:      Arch Street VIII Limited Partnership
its General Partner

By:    /s/Kenneth J. Cutillo                                                                                               Date:               June 28, 2013
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
Arch Street VIII Limited Partnership
(Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the General Partner of the Fund and in the capacities and on the dates indicated:

By:   /s/ Kenneth J. Cutillo                                                                                               Date:               June 28, 2013
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
Arch Street VIII Limited Partnership
(Chief Financial Officer)

By:      /s/ Kenneth J. Cutillo                                                                                               Date:           June 28, 2013
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
Arch Street VIII Limited Partnership
(Chief Accounting Officer)

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

ANNUAL REPORT ON FORM 10-K
 FOR THE YEAR ENDED MARCH 31, 2013
INDEX

Page No.

Report of Independent Registered Public Accounting Firm
    for the year ended March 31, 2013                    F-2

 Report of Independent Registered Public Accounting Firm
    for the year ended March 31, 2012               F-3

 Financial Statements

Balance Sheets - March 31, 2013 and 2012                                                                F-4

Statements of Operations - For the years ended
March 31, 2013 and 2012                                                                                           F-5

Statements of Changes in Partners' Equity -
For the years ended March 31, 2013 and 2012                                                      F-6

Statements of Cash Flows - For the years ended
March 31, 2013 and 2012                                                                                          F-7

Notes to the Financial Statements                                                                                      F-8

Report of Independent Registered Public Accounting Firm

The Partners of
Boston Financial Tax Credit Fund VIII, A Limited Partnership

We have audited the accompanying balance sheet of Boston Financial Tax Credit Fund VIII, A Limited Partnership as of March 31, 2013, and the related statements of operations, changes in partners’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VIII, A Limited Partnership as of March 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Bethesda, Maryland
June 28, 2013

Report of Independent Registered Public Accounting Firm

The Partners of
Boston Financial Tax Credit Fund VIII, A Limited Partnership

We have audited the accompanying balance sheet of Boston Financial Tax Credit Fund VIII, A Limited Partnership as of March 31, 2012, and the related statements of operations, changes in partners’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VIII, A Limited Partnership as of March 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Vienna, Virginia
June 29, 2012

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

BALANCE SHEETS
March 31, 2013 and 2012

	2013	2012

Assets

Cash and cash equivalents	$636,452	$94,770
Investments in Local Limited Partnerships (Note 3)	-	2,000,439
Other assets	243	408
Total Assets	$636,695	$2,095,617

Liabilities and Partners' Equity

Due to affiliate (Note 4)	$76,499	$1,130,942
Accrued expenses	27,831	23,572
Total Liabilities	104,330	1,154,514

General, Initial and Investor Limited Partners' Equity	532,365	941,103
Total Liabilities and Partners' Equity	$636,695	$2,095,617

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2013 and 2012

	2013	2012
Revenue:
Investment	$2,709	$532
Total Revenue	2,709	532

Expenses:
Asset management fees, affiliate (Note 4)	284,017	276,637
Impairment on investments in Local
Limited Partnerships (Note 3)	-	100,000
General and administrative (includes reimbursements
to an affiliate in the amount of $51,583 and
$58,337 in 2013 and 2012, respectively) (Note 4)	157,485	151,382
Amortization	264	1,748
Total Expenses	441,766	529,767

Loss before equity in income of Local Limited Partnerships
and gain on disposition of investments in Local Limited
Partnerships	(439,057)	(529,235)

Equity in income of Local Limited Partnerships (Note 3)	5,000	149,553

Gain on disposition of investments in Local Limited
Partnerships (Note 3)	25,319	-

Net Loss	$(408,738)	$(379,682)

Net Loss allocated:
General Partner	$(4,087)	$(3,797)
Limited Partners	(404,651)	(375,885)
	$(408,738)	$(379,682)
Net Loss per Limited Partner Unit
(36,497 Units)	$(11.09)	$(10.30)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
For the Years Ended March 31, 2013 and 2012

		Initial	Investor
	General	Limited	Limited
	Partner	Partner	Partners	Total

Balance at March 31, 2011	$13,209	$100	$1,307,476	$1,320,785

Net Loss	(3,797)	-	(375,885)	(379,682)

Balance at March 31, 2012	9,412	100	931,591	941,103

Net Loss	(4,087)	-	(404,651)	(408,738)

Balance at March 31, 2013	$5,325	$100	$526,940	$532,365

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net Loss	$(408,738)	$(379,682)
Adjustments to reconcile net loss to net
cash used for operating activities:
Equity in income of Local Limited Partnerships	(5,000)	(149,553)
Gain on disposition of investments in Local Limited
Partnerships	(25,319)	-
Impairment on investments in Local
Limited Partnerships	-	100,000
Amortization	264	1,748
Increase (decrease) in cash arising from changes
in operating assets and liabilities:
Other assets	165	113
Due to affiliate	(1,054,443)	310,904
Accrued expenses	4,259	(2,417)
Net cash used for operating activities	(1,488,812)	(118,887)

Cash flows from investing activities:
Cash distributions received from Local
Limited Partnerships	15,494	47,766
Proceeds received from disposition of investments in
Local Limited Partnerships	2,015,000	-
Net cash provided by investing activities	2,030,494	47,766

Net increase (decrease) in cash and cash equivalents	541,682	(71,121)

Cash and cash equivalents, beginning	94,770	165,891

Cash and cash equivalents, ending	$636,452	$94,770

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended March 31, 2013 and 2012

1.      Organization

Boston Financial Tax Credit Fund VIII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships") which own and operate apartment complexes (each, a “Property”) which are eligible for low income housing tax credits (“Tax Credits”) that may be applied against the federal income tax liability of an investor. The Fund’s objectives are to: (i) provide investors with annual Tax Credits which they may use to reduce their federal income tax liability; (ii) preserve and protect the Fund’s capital; (iii) provide cash distributions from the operations of Local Limited Partnerships; and (iv) provide cash distributions from sale or refinancing transactions.  Arch Street VIII Limited Partnership ("Arch Street L.P."), a Massachusetts limited partnership consisting of Arch Street VIII, Inc., a Massachusetts corporation ("Arch Street, Inc.") as the sole general partner, ALZA Corporation as Class A limited partner (90%) and Boston Financial BFG Investments, LLC, as Class B limited partner (9%), is the sole General Partner of the Fund. Arch Street L.P. and Arch Street, Inc. are affiliates of Boston Financial Investment Management, LP (“Boston Financial”).  The fiscal year of the Fund ends on March 31.

The Partnership Agreement authorizes the sale of up to 200,000 units of limited partnership interest ("Units") at $1,000 per Unit in series.  The first series offered 50,000 Units.  On August 31, 1994, the Fund held its final investor closing.  In total, the Fund received $36,497,000 of capital contributions from investors admitted as Limited Partners, for a total of 36,497 Units.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The General Partner may increase or decrease such Reserves, from time to time, as it deems appropriate.  At March 31, 2013 and 2012, approximately $604,000 and $37,000 respectively, has been designated as Reserves.

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
For the Years Ended March 31, 2013 and 2012

2.      Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Fund is involved with the Local Limited Partnerships in which it invests as a non-controlling equity holder.  The investments in Local Limited Partnerships are made primarily to obtain federal income Tax Credits on behalf of the Fund’s investors.  Such Tax Credits are not reflected on the books of the Fund.  The Local Limited Partnerships are Variable Interest Entities ("VIE"s) because the owners of the equity at risk do not have the power to direct their operations.  A  VIE  must  be  consolidated  by  the  entity which  is determined  to be the VIE’s primary beneficiary which is the entity that has both (i) the power to direct the activities of the VIE and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  Additionally, a VIE requires continued reassessment of the primary beneficiary.

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

Under the equity method, the investments in Local Limited Partnerships are carried at cost, adjusted for the Fund’s share of net income or loss and for cash distributions from the Local Limited Partnerships.  Equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. In the event that a Local Limited Partnership records other comprehensive income or loss, the Fund will evaluate its impact on the Fund and determine whether it should be recorded as other comprehensive income or loss.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that a Local Limited Partnership with a carrying value of zero incurs additional losses, the excess losses will be suspended and offset against future income.  Income from these Local Limited Partnerships will not be recorded until all of the related suspended losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, the distribution is recorded as income in the Fund’s statement of operations.

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
For the Years Ended March 31, 2013 and 2012

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

Periodically, the carrying value of each investment in Local Limited Partnership is tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision is recorded to reduce the investment to the sum of the estimated remaining benefits. The estimated remaining benefits for each Local Limited Partnership consists of the estimated future benefit from tax losses, Tax Credits and distributions over the estimated life of  the  investment and  the estimated residual proceeds at disposition.  Estimated residual proceeds are allocated in accordance with the terms of each Local Limited Partnership Agreement.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Fund may record an impairment loss if the expiration of Tax Credits outpaces losses and distributions from a Local Limited Partnership.

Management has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2012 and 2011 and for the years then ended.

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

Income Taxes

The Fund has elected to be treated as a partnership which is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and Tax Credits are passed through to and are reported by its partners on their respective income tax returns.  Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions which must be considered for disclosure.  The Fund is required to and does file tax returns with the Internal Revenue Service and other state and local tax jurisdictions which are subject to examination for tax years 2009 through 2012.

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
For the Years Ended March 31, 2013 and 2012

3.      Investments in Local Limited Partnerships

The Fund currently has limited partner or member interests in two Local Limited Partnerships, which were organized for the purpose of owning and operating multi-family housing complexes, both of which are government assisted. The Fund's ownership interest in one Local Limited Partnership is 99%, while the Fund’s ownership interest in the other is 77%.  The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund’s interests in the Local Limited Partnerships at the end of the Compliance Period for  nominal prices.  In the event that the Properties are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2013 and 2012:

	2013	2012

Capital contributions and advances paid to Local Limited Partnerships	$4,015,376	$15,943,196

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $945,515 and $3,202,928 at
March 31, 2013 and 2012, respectively)	(2,971,814)	(8,813,573)

Cumulative cash distributions received from Local Limited Partnerships	(43,323)	(480,795)

Investments in Local Limited Partnerships before adjustments	1,000,239	6,648,828

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	49,892	619,931

Cumulative amortization of acquisition fees and expenses	(15,131)	(187,865)

Investments in Local Limited Partnerships before valuation allowance
and impairment	1,035,000	7,080,894

Cumulative valuation allowance on advances to Local Limited Partnerships	-	(1,417,455)

Cumulative impairment on investments in Local Limited Partnerships	(1,035,000)	(3,663,000)

Investments in Local Limited Partnerships	$-	$2,000,439

The Fund has recorded an impairment for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)
For the Years Ended March 31, 2013 and 2012

3.      Investments in Local Limited Partnerships (continued)

The following is the summarized combined December 31, 2012 and 2011 financial information of the Local Limited Partnerships in which the Fund invested during the years ended March 31, 2013 and 2012, respectively (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis). The following combined financial information excludes the financial statements of one Local Limited Partnership for each of the years ended December 31, 2012 and 2011.

Summarized Combined Balance Sheets - as of December 31,

	2012	2011
Assets:
Investment property, net	$5,931,273	$20,343,894
Other assets	1,269,534	2,286,156
Total Assets	$7,200,807	$22,630,050

Liabilities and Partners' Equity (Deficiency):
Mortgage notes payable	$7,027,109	$10,508,183
Other liabilities	760,120	10,584,002
Total Liabilities	7,787,229	21,092,185

Fund's equity	97,450	3,263,701
Other partners' deficiency	(683,872)	(1,725,836)
Total Partners' Equity (Deficiency)	(586,422)	1,537,865
Total Liabilities and Partners' Equity (Deficiency)	$7,200,807	$22,630,050

Summarized Combined Statements of Operations - for the years ended December 31,

	2012	2011

Rental and other income	$5,336,402	$5,298,513

Expenses:
Operating	2,244,537	2,620,027
Interest	789,298	1,031,261
Depreciation and amortization	806,722	1,058,156
Total Expenses	3,840,557	4,709,444

Net Income	$1,495,845	$589,069

Fund’s share of Net Income Other partners' share of Net Income	$1,489,300 6,545	$584,531 4,538

The 2012 financial information of one Local Limited Partnership, which was disposed of during the year ended March 31, 2013 as discussed below, is not included in the above summarized combined financial information.  The Fund’s estimated equity in income of this Local Limited Partnership is $5,000 for the year ended March 31, 2013.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)
For the Years Ended March 31, 2013 and 2012

3.      Investments in Local Limited Partnerships (continued)

The 2011 financial information of one Local Limited Partnership, which was disposed of during the year ended March 31, 2012, as discussed below, is not included in the above summarized combined financial information.  The Fund's estimated equity in loss of this Local Limited Partnership is $80,000 for the year ended March 31, 2012, all of which is not recognized as described below.

For the years ended  March 31, 2013 and 2012, the Fund has not recognized $38,647 and $91,112, respectively, of equity in losses  relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in the Local Limited Partnerships.  Previously unrecognized losses of $1,527,947 and $446,090 are included in losses recognized in the years ended March 31, 2013 and 2012, respectively.

The Fund’s equity as reflected by the Local Limited Partnerships of $97,450 and $3,263,701 at December 31, 2012 and 2011, respectively, differs from the Fund’s investments in Local Limited Partnerships before adjustments of $1,000,239 and $6,648,828 at March 31, 2013 and 2012, respectively, due to : (i) cumulative unrecognized losses as described above; (ii)  advances to Local Limited Partnerships that the Fund included in investments in Local Limited Partnerships; and (iii) differences in the accounting treatment of miscellaneous items.

During the year ended March 31, 2013, the Fund disposed of its interest in two Local Limited Partnerships.  The Fund's aggregate net investment value at the time of the dispositions was $1,989,681.  The Fund received $2,015,000 during the year ended March 31, 2013 from the disposition of its interest in one of these Local Limited Partnerships.  The dispositions resulted in a net gain of $25,319.

During the year ended March 31, 2012, the Fund disposed of its interest in one Local Limited Partnership.  The Fund’s investment value at the time of the disposition was zero resulting in no gain or loss on disposition of investments in Local Limited Partnerships.

4.      Transactions with Affiliates

In accordance with the Partnership Agreement, the General Partner earns a base amount of 0.50% (annually adjusted by the CPI factor) of the Gross Proceeds as the annual asset management fee for administering the affairs of the Fund.  Asset management fees for the years ended March 31, 2013 and 2012 are $284,017 and $276,637, respectively.  During the years ended March 31, 2013, and 2012, $1,308,786 and $0, respectively, were paid out of available cash flow for asset management fees. As of March 31, 2013 and 2012, $71,906 and $1,096,675, respectively, is payable for asset management fees.

An affiliate of the General Partner is reimbursed for the cost of the Fund’s salaries and benefits expenses.  Included in general and administrative expenses for the years ended March 31, 2013 and 2012 are $51,583 and $58,337, respectively, that the Fund incurred for these expenses.  During the years ended March 31, 2013 and 2012, $81,257 and $24,071 respectively, were paid for these expenses.  As of March 31, 2013 and 2012, $4,593 and $34,267 respectively, is payable to the General Partner of its affiliates.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)
For the Years Ended March 31, 2013 and 2012

5.      Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2013 and 2012 to the net income (loss) reported on Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2012 and 2011:

	2012	2011

Net Loss per financial statements	$(408,738)	$(379,682)

Equity in income of Local Limited Partnerships for financial reporting purposes in excess of equity in income for tax purposes	(16,792)	(576)

Recognition of previously unrecognized equity in losses of Local Limited Partnerships for financial reporting purposes, net of current year unrecognized losses	1,489,300	354,978

Adjustment to reflect March 31 fiscal year end to
December 31 taxable year end	(10,603)	5,893

Amortization for tax purposes in excess of amortization
for financial reporting purposes	(20,117)	(21,219)

Impairment on investments in Local
Limited Partnerships not deductible for tax purposes	-	100,000

Gain (Loss) on disposition of investments in Local Limited Partnerships
for tax purposes in excess of gain recognized for financial reporting purposes	(1,555,630)	232,171

Net Income (Loss) per tax return	$(522,580)	$291,565

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2013 and December 31, 2012, respectively, are as follows:

	Financial
	Reporting	Tax
	Purposes	Purposes	Differences

Investments in Local Limited Partnerships	$-	$(392,802)	$392,802
Other assets	$636,695	$5,398,994	$(4,762,299)
Liabilities	$104,330	$92,618	$11,712

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)
For the Years Ended March 31, 2013 and 2012

5.      Federal Income Taxes (continued)

The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $1,410,000 more than for financial reporting purposes, including approximately $945,000 of losses the Fund has not recognized relating to certain Local Limited Partnerships whose cumulative equity in losses exceeded the total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $17,000;  (iii) the Fund has provided an impairment allowance of approximately $1,035,000 against its investments in Local Limited Partnerships for financial reporting purposes; and (iv) organizational and offering costs of approximately $4,664,000 that have been capitalized for tax purposes are charged to Limited Partners’ equity for financial reporting purposes.

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2012 and December 31, 2011, respectively, are as follows:

	Financial
	Reporting	Tax
	Purposes	Purposes	Differences

Investments in Local Limited Partnerships	$2,000,439	$1,710,876	$289,563
Other assets	$95,178	$4,783,151	$(4,687,973)
Liabilities	$1,154,514	$1,057,873	$96,641

The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $5,193,000 more than for financial reporting purposes, including approximately $3,203,000 of losses the Fund has not recognized relating to certain Local Limited Partnerships whose cumulative equity in losses exceeded the total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $177,000; (iii)  a reserve on advances to Local Limited Partnerships of approximately $1,417,000 for financial reporting purposes; (iv)  an impairment allowance of approximately $3,663,000 against its investments in Local Limited Partnerships for financial reporting purposes; and (v) organizational and offering costs of approximately $4,664,000 that have been capitalized for tax purposes are charged to Limited Partners’ equity for financial reporting purposes.

6.      Significant Subsidiaries

The following Local Limited Partnership invested in by the Fund represents more than 20% of the Fund’s total assets or equity as of March 31, 2013 or 2012 or net losses for the years ended either March 31, 2013 or 2012.  The following financial information represents the performance of this Local Limited Partnership for the years ended December 31, 2012 and 2011:

Oak Knoll Renaissance, Limited Partnership	2012	2011
Total Assets	N/A	$6,645,210
Total Liabilities	N/A	$3,117,148
Revenue	N/A	$2,102,268
Net Income	N/A	$151,064