Form 10-Q
period 2013-06-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2013-08-14
CIK 911568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended                         June 30, 2013

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________  to________________________________

                                                    Commission file number                        0-26522

                                           Boston Financial Tax Credit Fund VIII, A Limited Partnership
                                                (Exact name of registrant as specified in its charter)

                   Massachusetts                                                                                                 04-3205879
      (State or other jurisdiction of                                                                      (I.R.S. Employer Identification No.)
       incorporation or organization)

   101 Arch Street, Boston, Massachusetts                                                                  02110-1106
  (Address of principal executive offices)                                                                    (Zip Code)

Registrant's telephone number, including area code                                                 617-439-3911
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
                                                          Yes___  No  X .

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                             Page No.

Item 1.    Financial Statements

Condensed Balance Sheets (Unaudited) - June 30, 2013
and March 31, 2013                                                                                                                                       1

Condensed Statements of Operations (Unaudited) - For the Three
Months Ended June 30, 2013 and 2012                                                                                                      2

Condensed Statement of Changes in Partners' Equity (Unaudited) -
For the Three Months Ended June 30, 2013                                                                                              3

Condensed Statements of Cash Flows (Unaudited) - For the Three
Months Ended June 30, 2013 and 2012                                                                                                      4

Notes to the Financial Statements (Unaudited)                                                                                             5

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                                                         8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                                   13

Item 4.   Controls and Procedures                                                                                                                                  13

PART II.  OTHER INFORMATION

Item 6.  Exhibits                                                                                                                                                                 14

SIGNATURE                                                                                                                                                                     15

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

PART I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements

CONDENSED BALANCE SHEETS
June 30, 2013 and March 31, 2013
(Unaudited)

Assets	June 30	March 31

Cash and cash equivalents	$551,963	$636,452
Investments in Local Limited Partnerships (Note 1)	-	-
Other assets	-	243
Total Assets	$551,963	$636,695

Liabilities and Partners' Equity

Due to affiliate	$83,942	$76,499
Accrued expenses	44,225	27,831
Total Liabilities	128,167	104,330

General, Initial and Investor Limited Partners' Equity	423,796	532,365
Total Liabilities and Partners' Equity	$551,963	$636,695

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2013 and 2012
(Unaudited)

	2013	2012
Revenue:
Investment	$501	$442
Total Revenue	501	442

Expenses:
Asset management fees, affiliate	71,906	70,704
General and administrative (includes reimbursements
to an affiliate in the amount of $12,954 and
$12,898 in 2013 and 2012, respectively)	37,164	28,547
Amortization	-	264
Total Expenses	109,070	99,515

Loss before equity in income of Local Limited Partnerships
and loss on disposition of investments in Local Limited
Partnerships	(108,569)	(99,073)

Equity in income of Local Limited Partnerships (Note 1)	-	59,722

Loss on disposition of investments in Local Limited
Partnerships (Note 1)	-	(29,403)

Net Loss	$(108,569)	$(68,754)

Net Loss allocated:
General Partner	$(1,086)	$(688)
Limited Partners	(107,483)	(68,066)
	$(108,569)	$(68,754)
Net Loss per Limited Partner Unit
(36,497 Units)	$(2.94)	$(1.86)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Three Months Ended June 30, 2013
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partner	Partner	Partners	Total

Balance at March 31, 2013	$5,325	$100	$526,940	$532,365

Net Loss	(1,086)	-	(107,483)	(108,569)

Balance at June 30, 2013	$4,239	$100	$419,457	$423,796

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2013 and 2012
(Unaudited)

	2013	2012

Cash flows from operating activities:
Net Loss	$(108,569)	$(68,754)
Adjustments to reconcile net loss to net cash used
for operating activities:
Equity in income of Local Limited Partnerships	-	(59,722)
Loss on disposition of investments in Local Limited
Partnerships	-	29,403
Amortization	-	264
Increase (decrease) in cash arising from changes
in operating assets and liabilities:
Other assets	243	237
Due to affiliate	7,443	(1,063,563)
Accrued expenses	16,394	11,240
Net cash used for operating activities	(84,489)	(1,150,895)

Cash flows from investing activities:
Proceeds received from disposition of investments in
Local Limited Partnerships	-	2,015,000
Cash distributions received from Local Limited
Partnerships	-	15,494
Net cash provided by investing activities	-	2,030,494

Net increase (decrease) in cash and cash equivalents	(84,489)	879,599

Cash and cash equivalents, beginning	636,452	94,770

Cash and cash equivalents, ending	$551,963	$974,369

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the audited financial statements and notes thereto included with the Annual Report on Form10-K of Boston Financial Tax Credit Fund VIII, a Limited Partnership (the “Fund”) for the year ended March 31, 2013.  In the opinion of the general partner of the Fund, Arch Street VIII, Inc. (the “General Partner”), these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

The General Partner has elected to report results of the limited partnerships or limited liability companies in which it invests (the “Local Limited Partnerships”) on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2013 and 2012 and for the three months then ended.

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

1.      Investments in Local Limited Partnerships

The Fund currently has limited partner or member interests in two Local Limited Partnerships, which were organized for the purpose of owning and operating multi-family housing complexes, both of which are government assisted. The Fund's ownership interest in one Local Limited Partnership is 99%, while the Fund’s ownership interest in the other is 77%.  The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund’s interests in the Local Limited Partnerships at the end of the 15-year period during which properties that receive tax credits must remain in compliance with rent restrictions and set-aside requirements (the “Compliance Period”) for  nominal prices.  In the event that the Properties are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership’s partnership agreement.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at June 30, 2013 and March 31, 2013:

	June 30	March 31

Capital contributions paid to Local Limited Partnerships	$4,015,376	$4,015,376

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $955,206 and $945,515 at
June 30 and March 31, 2013, respectively)	(2,971,814)	(2,971,814)

Cumulative cash distributions received from Local Limited Partnerships	(43,323)	(43,323)

Investments in Local Limited Partnerships before adjustments	1,000,239	1,000,239

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	49,892	49,892

Cumulative amortization of acquisition fees and expenses	(15,131)	(15,131)

Investments in Local Limited Partnerships before impairment	1,035,000	1,035,000

Cumulative impairment on investments in Local Limited Partnerships	(1,035,000)	(1,035,000)

Investments in Local Limited Partnerships	$-	$-

The Fund has recorded an impairment for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund’s share of net losses of the Local Limited Partnerships for the three months ended June 30, 2013 and 2012 is $9,691 and $85,456, respectively.  For the three months ended June 30, 2013 and 2012, the Fund has not recognized $9,691 and $145,178, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnerships.

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

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

2.      Significant Subsidiaries

The following Local Limited Partnership invested in by the Fund represents more than 20% of the Fund’s total assets or equity as of June 30, 2013 or 2012 or net losses for the three months then ended.  The following financial information represents the performance of this Local Limited Partnership for the three months ended March 31, 2013 and 2012:

	2013	2012

Oak Knoll Renaissance, Limited Partnership
Revenue	N/A	$525,600
Net Income	N/A	$37,600

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

Periodically, the carrying value of each investment in Local Limited Partnership is tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision is recorded to reduce the investment to the sum of the estimated remaining benefits. The estimated remaining benefits for each Local Limited Partnership consists of the estimated future benefit from tax losses, Tax Credits and distributions over the estimated life of the investment and the estimated residual proceeds at disposition.  Estimated residual proceeds are allocated in accordance with the terms of each Local Limited Partnership’s partnership agreement.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Fund may record an impairment loss if the expiration of Tax Credits outpaces losses and distributions from a Local Limited Partnership.

Liquidity and Capital Resources

At June 30, 2013, the Fund had cash and cash equivalents of $551,963 as compared to $636,452 at March 31, 2013. The decrease is primarily attributable to cash used for operating activities.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At June 30, 2013 and March 31, 2013, approximately $495,000 and $604,000, respectively, has been designated as Reserves.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

          Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

To date, professional fees relating to various Property issues totaling approximately $76,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment.  As of June 30, 2013, the Fund has advanced approximately $1,417,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund’s ongoing operations.  Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.  To date, the Fund has used approximately $163,000 of operating funds and proceeds from disposition of investments in Local Limited Partnerships to replenish Reserves.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of asset management fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment.  Thus, as of June 30, 2013, the Fund has no contractual or other obligation to any Local Limited Partnership that has not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2013 and 2012.

Results of Operations

For the three months ended June 30, 2013, the Fund’s operations resulted in a net loss of $108,569 as compared to a net loss of $68,754 for the three months ended June 30, 2012.  The increase in net loss is primarily attributable to a decrease in equity in income of Local Limited Partnerships recognized by the Fund, an increase in general and administrative expenses recorded by the Fund, partially offset by a decrease in loss on disposition of investments in Local Limited Partnerships.  The decrease in equity in income of Local Limited Partnerships is due to a decrease in equity in income recorded for one Local Limited Partnership which was disposed of in the prior year.  General and administrative expenses increased due to an increase in charges for operations and administrative expenses necessary for the operations of the Fund during the three months ended June 30, 2013 as compared to the same period in the prior year.  The decrease in loss on disposition of investments in Local Limited Partnerships is due to no dispositions during the three months ended June 30, 2013, while there was a disposition of investment in one Local Limited Partnership during the three months ended June 30, 2012, which resulted in a loss.

Portfolio Update

As of June 30, 2013, the Fund’s investment portfolio consists of limited partnership interests in two Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits of approximately $1,429 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund’s prospectus.

Properties that receive Tax Credits must remain in compliance with rent restriction and set aside requirements for at least 15 calendar years from the date the Property is placed in service (“Compliance Period”). Failure to do so would result in the recapture of a portion of the Property’s Tax Credits.  The Compliance Period expired for all Properties on or prior to December 31, 2009.

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

Property Discussions

Both Properties in which the Fund has an interest operated above breakeven for the quarter ended March 31, 2013.  The General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of the Fund’s interest in the two remaining Local Limited Partnerships.

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

As previously reported, the General Partner is working towards a 2013 termination of the Fund’s interest in the Local Limited Partnership that owns Webster Court Apartments, located in Kent, Washington.  The General Partner sent a default notice to the Local General Partner in December 2012 as a result of the lack of response to numerous requests to sell the Property.  Although it was previously anticipated that the General Partner would need to litigate to enforce its sale rights, the Local General Partner signed with a broker on April 3, 2013 to list the Property for sale.  Once bids are received, it is still possible that the Local General Partner will negotiate to purchase the Fund’s interest in the Local Limited Partnership; however, in that case, the value will have been established by the market.  Although the Local General Partner expected to receive bids within 60 days of the aforementioned signed contract, as of July 1, 2013 there have been no offers.  Net sales proceeds, if any, as well as taxable income or loss, are unknown at this time, as is the timing of a final transaction.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of June 30, 2013, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

Date: August 14, 2013                                                                      BOSTON FINANCIAL TAX CREDIT FUND VIII,
     A LIMITED PARTNERSHIP

  By:      Arch Street VIII Limited Partnership,
      its General Partner

  /s/Kenneth J. Cutillo
  Kenneth J. Cutillo
  President
 Arch Street VIII, Inc.
 Arch Street VIII Limited Partnership
(Chief Executive Officer)