Form 10-Q
period 2013-09-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2013-11-14
CIK 911568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                        September 30, 2013

                    OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from_____________________  to _______________________________

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
                                    Yes  X    No___.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
                                   Yes  X      No____.

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

                                   Yes__No  X .

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                             Page No.

Item 1.     Financial Statements

Condensed Balance Sheets (Unaudited) - September 30, 2013
and March 31, 2013                                                                                                            1

Condensed Statements of Operations (Unaudited) - For the Three and Six
Months Ended September 30, 2013 and 2012                                                                                    2

Condensed Statement of Changes in Partners' Equity (Unaudited) -
For the Six Months Ended September 30, 2013                                                                                 3

Condensed Statements of Cash Flows (Unaudited) - For the Six
Months Ended September 30, 2013 and 2012                                                                                    4

Notes to the Financial Statements (Unaudited)                                                                                      5

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                                  7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                             12

Item 4.   Controls and Procedures                                12

PART II.  OTHER INFORMATION

Item 6.  Exhibits                                                                                                                                       13

SIGNATURE                                                                                                                                           14

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

PART I.                      FINANCIAL INFORMATION

Item 1.                        Financial Statements

CONDENSED BALANCE SHEETS
September 30, 2013 and March 31, 2013
(Unaudited)

Assets	September 30	March 31

Cash and cash equivalents	$423,021	$636,452
Investments in Local Limited Partnerships (Note 1)	-	-
Other assets	282	243
Total Assets	$423,303	$636,695

Liabilities and Partners' Equity

Due to affiliate	$82,291	$76,499
Accrued expenses	27,106	27,831
Total Liabilities	109,397	104,330

General, Initial and Investor Limited Partners' Equity	313,906	532,365
Total Liabilities and Partners' Equity	$423,303	$636,695

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Revenue:
Investment	$417	$336	$918	$778
Total Revenue	417	336	918	778

Expenses:
Asset management fees, affiliate	71,905	70,703	143,811	141,407
General and administrative
(includes reimbursements to an affiliate
in the amounts of $11,305 and $11,343 for the three months and $24,259 and
$24,241 for the six months ended
September 30, 2013 and 2012,
respectively)	38,402	43,460	75,566	72,007
Amortization	-	-	-	264
Total Expenses	110,307	114,163	219,377	213,678

Loss before equity in income of Local
Limited Partnerships and loss on
disposition of investments in Local
Limited Partnerships	(109,890)	(113,827)	(218,459)	(212,900)

Equity in income of Local Limited
Partnerships (Note 1)	-	-	-	59,722

Loss on disposition of investments in Local
Limited Partnerships (Note 1)	-	-	-	(29,403)

Net Loss	$(109,890)	$(113,827)	$(218,459)	$(182,581)

Net Loss allocated:
General Partner	$(1,099)	$(1,138)	$(2,185)	$(1,826)
Limited Partners	(108,791)	(112,689)	(216,274)	(180,755)
	$(109,890)	$(113,827)	$(218,459)	$(182,581)

Net Loss Per Limited Partner
Unit (36,497 Units)	$(2.98)	$(3.09)	$(5.93)	$(4.95)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Six Months Ended September 30, 2013
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partner	Partner	Partners	Total

Balance at March 31, 2013	$5,325	$100	$526,940	$532,365

Net Loss	(2,185)	-	(216,274)	(218,459)

Balance at September 30, 2013	$3,140	$100	$310,666	$313,906

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2013 and 2012
(Unaudited)

	2013	2012

Cash flows from operating activities:
Net Loss	$(218,459)	$(182,581)
Adjustments to reconcile net loss to net cash used
for operating activities:
Equity in income of Local Limited Partnerships	-	(59,722)
Loss on disposition of investments in Local Limited
Partnerships	-	29,403
Amortization	-	264
Increase (decrease) in cash arising from changes
in operating assets and liabilities:
Other assets	(39)	(221)
Due to affiliate	5,792	(992,860)
Accrued expenses	(725)	(4,326)
Net cash used for operating activities	(213,431)	(1,210,043)

Cash flows from investing activities:
Proceeds received from disposition of investments in
Local Limited Partnerships	-	2,015,000
Cash distributions received from Local Limited
Partnerships	-	15,494
Net cash provided by investing activities	-	2,030,494

Net increase (decrease) in cash and cash equivalents	(213,431)	820,451

Cash and cash equivalents, beginning	636,452	94,770

Cash and cash equivalents, ending	$423,021	$915,221

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

The General Partner has elected to report results of the limited partnerships or limited liability companies in which it invests (the “Local Limited Partnerships”) on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2013 and 2012 and for the six months then ended.

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

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at September 30, 2013 and March 31, 2013:

	September 30	March 31

Capital contributions paid to Local Limited Partnerships	$4,015,376	$4,015,376

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $1,001,859 and $945,515 at
September 30 and March 31, 2013, respectively)	(2,971,814)	(2,971,814)

Cumulative cash distributions received from Local Limited Partnerships	(43,323)	(43,323)

Investments in Local Limited Partnerships before adjustments	1,000,239	1,000,239

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	49,892	49,892

Cumulative amortization of acquisition fees and expenses	(15,131)	(15,131)

Investments in Local Limited Partnerships before impairment	1,035,000	1,035,000

Cumulative impairment on investments in Local Limited Partnerships	(1,035,000)	(1,035,000)

Investments in Local Limited Partnerships	$-	$-

The Fund has recorded an impairment for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund’s share of net losses of the Local Limited Partnerships for the six months ended September 30, 2013 and 2012 is $56,344 and $215,726, respectively.  For the six months ended September 30, 2013 and 2012, the Fund has not recognized $56,344 and $308,831, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnerships.  Previously unrecognized losses of $33,383 are included in losses recognized during the six months ended September 30, 2012.

During the six months ended September 30, 2012, the Fund disposed of its interest in one Local Limited Partnership.  The Fund received $2,015,000 from the disposition of this interest.  The Fund’s investment value at the time of the disposition was $2,044,403 resulting in a loss on disposition of investments in Local Limited Partnerships of $29,403 for the six months ended September 30, 2012.

2.      Significant Subsidiaries

The Local Limited Partnerships invested in by the Fund do not represent more than 20% of the Fund’s total assets or equity as of September 30, 2013 or 2012 or net losses for the three months then ended.

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

Liquidity and Capital Resources

At September 30, 2013, the Fund has cash and cash equivalents of $423,021, as compared to $636,452 at March 31, 2013.  The decrease is primarily attributable to cash used for operating activities.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At September 30, 2013 and March 31, 2013, approximately $385,000 and $604,000, respectively, has been designated as Reserves.

 BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

     Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

To date, professional fees relating to various Property issues totaling approximately $76,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s  management  might  deem  it  in  its   best  interest to  voluntarily  provide  such  funds in order to protect its investment. As of September 30, 2013, the Fund has advanced approximately $1,417,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund’s ongoing operations.  Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.  As of September 30, 2013, the Fund has used approximately $53,000 of operating funds and proceeds from disposition of investments in Local Limited Partnerships to replenish Reserves.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of asset management fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to the Local Limited Partnerships beyond its specified investment.  Thus, as of September 30, 2013, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2013 and 2012.

Results of Operations

Three Month Period

For the three months ended September 30, 2013, the Fund’s operations resulted in a net loss of $109,890 as compared to a net loss of $113,827 for the three months ended September 30, 2012.  The decrease in net loss is primarily attributable to a decrease in general and administrative expenses recorded by the Fund.  General and administrative expenses decreased due to a decrease in charges for operations and administrative expenses necessary for the operations of the Fund during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Six Month Period

For the six months ended September 30, 2013, the Fund’s operations resulted in a net loss of $218,459 as compared to a net loss of $182,581 for the six months ended September 30, 2012.  The increase in net loss is primarily attributable to a decrease in equity in income of Local Limited Partnerships recognized by the Fund, partially offset by a decrease in loss on disposition of investments in Local Limited Partnerships.  The decrease in equity in income of Local Limited Partnerships is due to the disposition of one Local Limited Partnership in the prior year.  The decrease in loss on disposition of investments in Local Limited Partnerships is due to no dispositions during the six months ended September 30, 2013, while there was a disposition of the investment in one Local Limited Partnership during the six months ended September 30, 2012, which resulted in a loss.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

      Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Portfolio Update

As of September 30, 2013, the Fund’s investment portfolio consists of limited partnership interests in two Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits of approximately $1,429 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund’s prospectus.

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

Property Discussions

Both Properties in which the Fund has an interest operated above breakeven for the quarter ended June 30, 2013.  The General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of the Fund’s interest in the two remaining Local Limited Partnerships.

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

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

          Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Discussions (continued)

As previously reported, the General Partner is working towards a 2013 termination of the Fund’s interest in the Local Limited Partnership that owns Webster Court Apartments, located in Kent, Washington.  The General Partner sent a default notice to the Local General Partner in December 2012 as a result of the lack of response to numerous requests to sell the Property.  Although it was previously anticipated that the General Partner would need to litigate to enforce its sale rights, the Local General Partner signed with a broker on April 3, 2013 to list the Property for sale.    A purchase and sale agreement was signed, and after a retrade was factored in, the Fund is expected to receive approximately $1,500,000 in sales proceeds.  The closing is scheduled for December 10, 2013.  If this transaction closes as anticipated, taxable income is expected to be approximately $1,460,000, or $40.00 per Unit.

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Hemlock Ridge, located in Livingston Manor, New York, would terminate in December 2010, at the earliest.  The General Partner and Local General Partner are currently negotiating an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership for a nominal sum.  A transaction is currently projected to occur by June 2014.  Net sales proceeds, if any, as well as taxable income or loss, are unknown at this time.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of September 30, 2013, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

PART II.             OTHER INFORMATION

Item 6.                 Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Documen

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2013                                                            BOSTON FINANCIAL TAX CREDIT FUND VIII,
A LIMITED PARTNERSHIP

By:     Arch Street VIII Limited Partnership,
its General Partner

/s/Kenneth J. Cutillo
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
Arch Street VIII Limited Partnership
(Chief Executive Officer)