Form 10-Q
period 2013-12-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2014-02-14
CIK 911568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                      December 31, 2013

OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to _________________________

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
Yes  X    No__.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  X      No__.

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
                        Yes___  No  X .

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                             Page No.

Item 1.              Financial Statements

Condensed Balance Sheets (Unaudited) - December 31, 2013
and March 31, 2013                                                                                                              1

Condensed Statements of Operations (Unaudited) - For the Three and Nine
Months Ended December 31, 2013 and 2012                                                                                               2

Condensed Statement of Changes in Partners' Equity (Unaudited) -
For the Nine Months Ended December 31, 2013                                                                                         3

Condensed Statements of Cash Flows (Unaudited) - For the Nine
Months Ended December 31, 2013 and 2012                                                                                                4

Notes to the Financial Statements (Unaudited)                                                                                                 5

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                                                            8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                                                      13

Item 4.    Controls and Procedures                                                                                                                                     13

PART II.  OTHER INFORMATION

Item 6.  Exhibits                                                                                                                                                                     14

SIGNATURE                                                                                                                                                                         15

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

PART I.                      FINANCIAL INFORMATION

Item 1.                         Financial Statements

CONDENSED BALANCE SHEETS
December 31, 2013 and March 31, 2013
(Unaudited)

Assets	December 31	March 31

Cash and cash equivalents	$759,183	$636,452
Investments in Local Limited Partnerships (Note 1)	-	-
Other assets	189	243
Total Assets	$759,372	$636,695

Liabilities and Partners' Equity

Due to affiliate	$88,994	$76,499
Accrued expenses	39,530	27,831
Total Liabilities	128,524	104,330

General, Initial and Investor Limited Partners' Equity	630,848	532,365
Total Liabilities and Partners' Equity	$759,372	$636,695

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2013 and 2012
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
Revenue:
Investment	$369	$242	$1,287	$1,020
Cash distribution income	1,058,526	-	1,058,526	-
Total Revenue	1,058,895	242	1,059,813	1,020

Expenses:
Asset management fees, affiliate	71,906	70,704	215,717	212,111
General and administrative
(includes reimbursements to an affiliate
in the amounts of $17,088 and $22,750 for the three months and $41,347 and
$46,991 for the nine months ended
December 31, 2013 and 2012,
respectively)	36,950	46,052	112,516	118,059
Amortization	-	-	-	264
Total Expenses	108,856	116,756	328,233	330,434

Income (loss) before equity in income
of Local Limited Partnerships
and loss on disposition of investments in
Local Limited Partnerships	950,039	(116,514)	731,580	(329,414)

Equity in income of Local Limited
Partnerships (Note 1)	366,903	-	366,903	59,722

Loss on disposition of investments in Local
Limited Partnerships (Note 1)	-	-	-	(29,403)

Net Income (Loss)	$1,316,942	$(116,514)	$1,098,483	$(299,095)

Net Income (Loss) allocated:
General Partner	$13,170	$(1,165)	$10,985	$(2,991)
Limited Partners	1,303,772	(115,349)	1,087,498	(296,104)
	$1,316,942	$(116,514)	$1,098,483	$(299,095)

Net Income (Loss) Per Limited Partner
Unit (36,497 Units)	$35.72	$(3.16)	$29.80	$(8.11)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Nine Months Ended December 31, 2013
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partner	Partner	Partners	Total

Balance at March 31, 2013	$5,325	$100	$526,940	$532,365

Cash distributions	(10,000)	-	(990,000)	(1,000,000)

Net Income	10,985	-	1,087,498	1,098,483

Balance at December 31, 2013	$6,310	$100	$624,438	$630,848

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2013 and 2012
(Unaudited)

	2013	2012

Cash flows from operating activities:
Net Income (Loss)	$1,098,483	$(299,095)
Adjustments to reconcile net income (loss) to net cash
used for operating activities:
Equity in income of Local Limited Partnerships	(366,903)	(59,722)
Loss on disposition of investments in Local Limited
Partnerships	-	29,403
Cash distributions included in net income	(1,058,526)	-
Amortization	-	264
Increase (decrease) in cash arising from changes
in operating assets and liabilities:
Other assets	54	(68)
Due to affiliate	12,495	(1,060,238)
Accrued expenses	11,699	(1,658)
Net cash used for operating activities	(302,698)	(1,391,114)

Cash flows from investing activities:
Proceeds received from disposition of investments in
Local Limited Partnerships	-	2,015,000
Cash distributions received from Local Limited
Partnerships	1,425,429	15,494
Net cash provided by investing activities	1,425,429	2,030,494

Cash flows from financing activities:
Cash distributions	(1,000,000)	-
Net cash used for financing activities	(1,000,000)	-

Net increase in cash and cash equivalents	122,731	639,380

Cash and cash equivalents, beginning	636,452	94,770

Cash and cash equivalents, ending	$759,183	$734,150

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

The General Partner has elected to report results of the limited partnerships or limited liability companies in which it invests (the “Local Limited Partnerships”) on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2013 and 2012 and for the nine months then ended.

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

1.      Investments in Local Limited Partnerships

The Fund currently has a limited partner interest in one Local Limited Partnership which was organized for the purpose of owning and operating government-assisted, multi-family housing complexes. The Fund's ownership interest in the Local Limited Partnership is 77%.  The Fund may have negotiated or may negotiate options with the Local General Partner to purchase or sell the Fund’s interests in the Local Limited Partnership at the end of the 15-year period during which properties that receive tax credits must remain in compliance with rent restrictions and set-aside requirements (the “Compliance Period”) for nominal prices.  In the event that the Properties are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership’s partnership agreement.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at December 31, 2013 and March 31, 2013:

	December 31	March 31

Capital contributions paid to Local Limited Partnerships	$1,697,298	$4,015,376

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $515,615 and $945,515 at
December 31 and March 31, 2013, respectively)	(1,712,856)	(2,971,814)

Cumulative cash distributions received from Local Limited Partnerships	-	(43,323)

Investments in Local Limited Partnerships before adjustments	(15,558)	1,000,239

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	21,077	49,892

Cumulative amortization of acquisition fees and expenses	(5,519)	(15,131)

Investments in Local Limited Partnerships before impairment	-	1,035,000

Cumulative impairment on investments in Local Limited Partnerships	-	(1,035,000)

Investments in Local Limited Partnerships	$-	$-

The Fund has recorded an impairment for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund’s share of net income (losses) of the Local Limited Partnerships for the nine months ended December 31, 2013 and 2012 is $796,803 and ($423,985), respectively.  For the nine months ended December 31, 2013 and 2012, the Fund has not recognized $24,340 and $543,360, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnerships.  Previously unrecognized losses of $454,240 and $59,653 are included in losses recognized during the nine months ended December 31, 2013 and 2012, respectively.

During the nine months ended December 31, 2013, the property owned by one of the Local Limited Partnerships was sold.  The sale resulted in a distribution to the Fund of $1,425,429.  As a result of the property sale, the Local Limited Partnership was dissolved and the Fund no longer has an interest in this Local Limited Partnership as of December 31, 2013.  The Fund’s net investment value in the Local Limited Partnership at the time of the sale was zero.

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

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

2.      Significant Subsidiaries

The following Local Limited Partnership invested in by the Fund represents more than 20% of the Fund’s total assets or equity as of December 31, 2013 or 2012 or net losses for the three months then ended.  The following financial information represents the performance of this Local Limited Partnership for the three months ended September 30, 2013 and 2012:

	2013	2012

Webster Court Apartments
Revenue	$169,819	$153,321
Net Loss	$(15,497)	$(1,401)

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

Liquidity and Capital Resources

At December 31, 2013, the Fund has cash and cash equivalents of $759,183, as compared to $636,452 at March 31, 2013.  The increase is primarily attributable to cash distributions received from Local Limited Partnerships, partially offset by cash used for operating activities and cash distributions made to the Investor Limited Partners and the General Partner.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At December 31, 2013 and March 31, 2013, approximately $703,000 and $604,000, respectively, has been designated as Reserves.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

To date, professional fees relating to various Property issues totaling approximately $76,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s  management  might  deem  it  in  its   best  interest to  voluntarily  provide  such  funds in order to protect its investment. As of December 31, 2013, the Fund has advanced approximately $1,417,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund’s ongoing operations.  Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.  As of December 31, 2013, the Fund has used approximately $371,000 of operating funds and proceeds from disposition of investments in Local Limited Partnerships to replenish Reserves.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of asset management fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to the Local Limited Partnerships beyond its specified investment.  Thus, as of December 31, 2013, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

Cash distributions of $990,000 were made to the Investor Limited Partners and $10,000 to the General Partner during the nine and three months ended December 31, 2013.  No cash distributions were made during the nine and three months ended December 31, 2012.

Results of Operations

Three Month Period

For the three months ended December 31, 2013, the Fund’s operations resulted in a net income of $1,316,942 as compared to a net loss of $116,514 for the three months ended December 31, 2012.  The increase in net income is primarily attributable to an increase in cash distribution income and an increase in equity in income of Local Limited Partnerships recorded by the Fund.  Cash distribution income increased due to the distribution received when the property owned by one of the Local Limited Partnerships was sold in the current quarter.  Equity in income increased due to the capital gain recorded by the same Local Limited Partnership.

Nine Month Period

For the nine months ended December 31, 2013, the Fund’s operations resulted in a net income of $1,098,483 as compared to a net loss of $299,095 for the nine months ended December 31, 2012.  The increase in net income is primarily attributable to an increase in cash distribution income and an increase in equity in income of Local Limited Partnerships recorded by the Fund.  Cash distribution income increased due to the distribution received when the property owned by one of the Local Limited Partnerships was sold in the current year.  Equity in income increased due to the capital gain recorded by the same Local Limited Partnership.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Portfolio Update

As of December 31, 2013, the Fund’s investment portfolio consists of a limited partnership interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex and had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits of approximately $1,429 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund’s prospectus.

Properties that receive Tax Credits must remain in compliance with rent restriction and set aside requirements for at least 15 calendar years from the date the Property is placed in service (“Compliance Period”). Failure to do so would result in the recapture of a portion of the Property’s Tax Credits.  The Compliance Period expired for all Properties on or prior to December 31, 2009.

The General Partner will continue to closely monitor the operations of the final Property and will formulate a disposition strategy with respect to the Fund’s remaining Local Limited Partnership interest. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund.  Investors will continue to be Limited Partners, receiving schedule K-1s and quarterly and annual reports, until the Fund is dissolved.

The Fund is not a party to any material pending legal or administrative proceeding, and to the best of its knowledge, no material legal or administrative proceeding is threatened or contemplated against it.

Property Discussions

The remaining Property in which the Fund has an interest operated above breakeven for the quarter ended September 30, 2013.  The General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of the Fund’s interest in the final remaining Local Limited Partnership.

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

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Discussions (continued)

As previously reported, the General Partner sought a 2013 termination of the Fund’s interest in the Local Limited Partnership that owns Webster Court Apartments, located in Kent, Washington.  The General Partner sent a default notice to the Local General Partner in December 2012 as a result of the lack of response to numerous requests to sell the Property.  Although it was previously anticipated that the General Partner would need to litigate to enforce its sale rights, the Local General Partner signed with a broker on April 3, 2013 to list the Property for sale.    The Property was sold in fee simple, effective December 24, 2013.  The Fund received $1,425,429 from the sales proceeds.  Taxable income for 2013 is expected to be approximately $1,380,000, or $37.81 per Unit.

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Hemlock Ridge, located in Livingston Manor, New York, would terminate in December 2010, at the earliest.  The General Partner and Local General Partner are currently negotiating an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership for a nominal sum.  A transaction is currently projected to occur by March 2015.  Net sales proceeds, if any, as well as taxable income or loss, are unknown at this time.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of December 31, 2013, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

Date: February 14, 2014                                                                      BOSTON FINANCIAL TAX CREDIT FUND VIII,
       A LIMITED PARTNERSHIP

By:         Arch Street VIII Limited Partnership,
    its General Partner

 /s/Kenneth J. Cutillo
 Kenneth J. Cutillo
 President
 Arch Street VIII, Inc.
 Arch Street VIII Limited Partnership
(Chief Executive Officer)