Form 10-K
period 2014-03-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2014-06-27
CIK 911568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended                    March 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from___________________to ______________________________

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
☐ Yes   ☒  No

State the aggregate sales price of Fund units held by nonaffiliates of the registrant:  $36,497,000 as of March 31, 2014.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2014

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
Item 9A              Controls and Procedures                                                         K-12
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
Item 11                 Executive Compensation                                                        K-14
Item 12                 Security Ownership of Certain Beneficial
      Owners and Management and Related Unit
      Holder Matters                                                                         K-14
Item 13                 Certain Relationships and Related Transactions
      and Director Independence                                                    K-15
Item 14                 Principal Accounting Fees and Services                              K-15
Item 15                 Exhibits, Financial Statement Schedules                               K-16

SIGNATURES                                                                                                                 K-17

CERTIFICATIONS                                                                                                         K-20

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

Since the Local Limited Partnerships no longer generate any Tax Credits, the Fund is in the process of disposing of its interests in Local Limited Partnerships.  The Fund has disposed of its interest in nine Local Limited Partnerships, and the Fund currently has one Local Limited Partnership interest remaining.  In general, sale of the Fund’s interests in a Local Limited Partnership will be subject to various restrictions.  The Fund will hold Local Limited Partnership interests for periods consistent with the terms of the Local Limited Partnership agreements, the Partnership Agreement and the best interests of the Fund (including Tax Credit recapture considerations).  Table A on the following page lists the properties originally acquired by the Local Limited Partnerships in which the Fund had invested.  Item 7 of this Report contains other significant information with respect to such Local Limited Partnerships.

TABLE A

SELECTED LOCAL LIMITED
PARTNERSHIP DATA

Properties owned by Local Limited Partnerships	Location	Date Interest Acquired

Green Wood Apartments (1)	Gallatin, TN	03/02/94
Webster Court Apartments (1)	Kent, WA	05/13/94
Springwood Apartments (1)	Tallahassee, FL	12/15/94
Meadow Wood of Pella (1)	Pella, IA	06/03/94
Hemlock Ridge	Livingston Manor, NY	04/29/94
Pike Place (1)	Fort Smith, AR	01/31/94
West End Place (1)	Springdale, AR	01/12/94
Oak Knoll Renaissance (1)	Gary, IN	11/01/94
Beaverdam Creek (1)	Mechanicsville, VA	11/16/94
Live Oaks Plantation (1)	West Palm Beach, FL	06/28/94

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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Fund or its General Partner.  In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2014, no Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners.  The Local General Partner of the remaining Local Limited Partnership is identified in the schedule in Item 2 of this Report.

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

Item 2.  Properties

The Fund currently owns a limited partnership interest in one Local Limited Partnership which owns and operates a Property, which benefits from some form of federal, state, or local assistance programs and qualifies for the Tax Credits added to the Code by the Tax Reform Act of 1986.  The Fund's ownership interest in the Local Limited Partnership is 77%.

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

The schedule on the following page provides certain key information on the Local Limited Partnership interest currently invested in by the Fund.

		Capital Contributions
Local Limited Partnership
Property Name		Total	Paid	Mortgage Loans		Occupancy at
Property Location	Number of	Committed at	Through	Payable at	Type of	March 31,
Local General Partner	Apts Units	March 31, 2014	March 31, 2014	December 31, 2013	Subsidy *	2014

RMH Associates
a Limited Partnership (1)
Hemlock Ridge
Livingston Manor, NY
WB Residential Communities, Inc.	100	$ 1,697,298	$ 1,697,298	$ 4,502,758	Section 8	77%

(1)	Boston Financial Tax Credit Fund VIII has a 77% interest in RMH Associates, a Limited Partnership. The mortgage payable balances represent 100% of the outstanding balances.
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

As of March 31, 2014, there were 1,141 record holders of Units of the Fund.

Cash distributions, when made, are paid annually.  The Fund made cash distributions of $1,000,000 to Unit holders during the year ended March 31, 2014.  No cash distributions were made during the year ended March 31, 2013

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As of March 31, 2014, the Fund’s investment portfolio consists of a limited partnership interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex and had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits of approximately $1,429 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund’s prospectus.

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

The general partners of the Local Limited Partnerships, (the “Local General Partners”), who are considered to be the primary beneficiaries, direct the activities of the Local Limited Partnerships and are responsible for maintaining compliance with the Tax Credit program and for providing subordinated financial support in the event operations cannot support debt and Property tax payments.  The Fund accounts for its investments using the equity method of accounting because it is not the primary beneficiary of these Local Limited Partnerships.

Under the equity method, the investments in Local Limited Partnerships are carried at cost, adjusted for the Fund’s share of net income or loss and for cash distributions from the Local Limited Partnerships.  Equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations.  A liability is recorded for capital contributions payable to Local Limited Partnerships. In the event that a Local Limited Partnership records other comprehensive income or loss, the Fund will evaluate its impact on the Fund and determine whether it should be recorded as other comprehensive income or loss.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that a Local Limited Partnership with a carrying value of zero incurs additional losses, the excess losses will be suspended and offset against future income.  Income from these Local Limited Partnerships will not be recorded until all of the related suspended losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, the distribution is recorded as income in the Fund’s statement of operations.

The Fund's exposure to economic and financial statement losses is limited to its investment balance in the Local Limited Partnership and estimated future funding commitments.  To the extent that the Fund does not receive the full amount of Tax Credits specified in its initial investment contribution agreement, it may be eligible to receive payments from the Local General Partner pursuant to capital contribution adjuster provisions as more explicitly defined in each Local Limited Partnership Agreement.  The Fund may be subject to additional losses to the extent of any additional financial support that the Fund voluntarily provides in the future. The Fund, through its ownership percentages, may participate in Property disposition proceeds, the timing and amounts of which are unknown.  The Fund does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

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

Periodically, the carrying value of each investment in Local Limited Partnership is tested for other-than-temporary impairment.  Other-than-temporary impairment exists when the carrying value of a Local Limited Partnership exceeds the estimated remaining benefits.  If this occurs, a provision is recorded to reduce the investment to the sum of the estimated remaining benefits. The estimated remaining benefits for each Local Limited Partnership consists of the estimated future benefit from tax losses, Tax Credits and distributions over the estimated life of the investment and the estimated residual proceeds at disposition.  Estimated residual proceeds are allocated in accordance with the terms of each Local Limited Partnership Agreement.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Fund may record an impairment loss if the expiration of Tax Credits outpaces losses and distributions from a Local Limited Partnership.

Liquidity and Capital Resources

At March 31, 2014, the Fund had cash and cash equivalents of $640,312 as compared to $636,452 at March 31, 2013.  The increase is primarily attributable to cash distributions received from Local Limited Partnerships, partially offset by cash distributions to General and Limited Partners and cash used for operating activities, including the payment of asset management fees.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At March 31, 2014 and 2013, approximately $585,000 and $604,000 respectively, has been designated as Reserves and is included as a component of cash and cash equivalents on the accompanying balance sheets.

To date, professional fees relating to various Property issues totaling approximately $76,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2014, the Fund has advanced approximately $1,417,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the interest income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund’s ongoing operations.  Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.  To date, the Fund has used approximately $253,000 of operating funds and proceeds from disposition of investments in Local Limited Partnerships to replenish Reserves.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of asset management fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to the Local Limited Partnerships beyond its specified investment.  Thus, as of March 31, 2014, the Fund had no contractual or other obligation to any Local Limited Partnership that had not been paid or provided for.

Cash Distributions

Cash distributions of $1,000,000 were made during the year ended March 31, 2014.  No cash distributions were made during the year ended March 31, 2013.  The Fund is currently working on disposing of its interest in its remaining Local Limited Partnership during the next twelve months. This disposition may result in cash available for distribution, but due to the uncertainty of the sale, no guarantee can be made as to the extent of its outcome on distributions.  Based on results of 2013 Property operations, the Local Limited Partnership is not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs.  In addition, the Property benefits from some type of federal or state subsidy and, as a consequence, is subject to restrictions on cash distributions.

Results of Operations

For the year ended March 31, 2014, the Fund’s operations resulted in a net income of $979,789, as compared to a net loss of $408,738 for the year ended March 31, 2013.  The increase in net income is primarily attributable to an increase in cash distribution income and an increase in equity in income of Local Limited Partnerships recorded by the Fund.  Cash distribution income increased due to the distribution received when the Property owned by one of the Local Limited Partnerships was sold in the current year.  Equity in income increased due to the capital gain related to the sale of this Property.

Low-Income Housing Tax Credits

The Tax Credits per Limited Partner stabilized in 1997.  The credits have ended as all Properties have reached the end of the ten year credit period.

Property Discussions

The remaining Property in which the Fund has an interest operated below breakeven for the year ended December 31, 2013.  The General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of the Fund’s interest in the final remaining Local Limited Partnership.

As previously reported, the General Partner sought a 2013 termination of the Fund’s interest in the Local Limited Partnership that owns Webster Court Apartments, located in Kent, Washington.  The General Partner sent a default notice to the Local General Partner in December 2012 as a result of the lack of response to numerous requests to sell the Property.  Although it was previously anticipated that the General Partner would need to litigate to enforce its sale rights, the Local General Partner signed with a broker on April 3, 2013 to list the Property for sale.  The Property was sold in fee simple, effective December 24, 2013.  The Fund received $1,425,429 from the sales proceeds.  The 2013 loss from this property was $406,750, or $11.14 per Unit.  The Fund no longer has interest in this Local Limited Partnership.

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

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2014 and 2013.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Based on that evaluation, management has concluded that as of March 31, 2014, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an assessment of the effectiveness of our internal control over financial reporting.  This assessment was based upon the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of March 31, 2014.  Based on this assessment, management concluded that, as of March 31, 2014, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Cutillo is the Chief Executive Officer of Boston Financial. He has 19 years of experience in the low-income housing tax credit industry as a senior executive and tax attorney. Prior to joining Boston Financial, Mr. Cutillo was a Senior Vice President at Alliant Asset Management Company, LLC. From 2001 to 2008, Mr. Cutillo was responsible for supervising that firm's acquisition department. From 1998 to 2001, Mr. Cutillo was a Tax Partner at McGuireWoods, LLP and Chairman of its Affordable Housing Group. His practice at McGuireWoods, LLP focused exclusively on the representation of institutional investors, syndication firms and developers working in the affordable housing industry. Mr. Cutillo began his career in affordable housing in 1994 as tax counsel at Ungaretti & Harris, where he represented large financial institutions in their investment in various tax advantaged products. Mr. Cutillo received his B.A. from The University of the South in Political Science and History, a Juris Doctor cum laude from the University of Georgia School of Law, and a Master of Laws in Taxation from the University of Florida's Graduate Tax Program.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters

As of March 31, 2014, the following entities are the only entities known to the Fund to be the beneficial owners of more than 5% of the Units outstanding:

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

Information regarding the Fees paid and expenses reimbursed is as follows:

Asset Management Fees

In accordance with the Partnership Agreement, the General Partner earns a base amount of 0.50% (annually adjusted by the CPI factor) of the Gross Proceeds as the annual asset management fee for administering the affairs of the Fund.  Asset management fees earned in each of the two years ended March 31, 2014 and 2013 are as follows:

	2014	2013

Asset management fees	$288,701	$284,017

Salaries and Benefits Expense Reimbursement

An affiliate of the General Partner is reimbursed for the cost of the Fund’s salaries and benefits expenses.  The reimbursements are based upon the size and complexity of the Fund's operations.  Reimbursements paid or payable in each of the two years ended March 31, 2014 and 2013 are as follows:

	2014	2013

Salaries and benefits expense reimbursements	$55,073	$51,583

Cash Distributions Paid to the General Partner

In accordance with the Partnership Agreement, the General Partner receives 1% of cash distributions paid to partners.  As of March 31, 2014, the Fund has paid $10,000 of cash distributions to the General Partner.

Additional information concerning cash distributions, fees and expense reimbursements paid or payable to the General Partner or its affiliates for the two years ended March 31, 2014 is presented in the Notes to the Financial Statements.

Item 14.Principal Accounting Fees and Services

The Fund paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2014 and 2013 as follows:

	2014	2013

Audit fees	$45,000	$45,000

No other fees were paid or accrued to the principal accountant during the two years ended March 31, 2014 and 2013.

Item 15 Exhibits, Financial Statement Schedules

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

-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

By:     Arch Street VIII Limited Partnership
its General Partner

By:   /s/Kenneth J. Cutillo                                                                                                  Date:               June 27, 2014
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
Arch Street VIII Limited Partnership
(Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the General Partner of the Fund and in the capacities and on the dates indicated:

By:    /s/ Kenneth J. Cutillo                                                                                                Date:               June 27, 2014
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
Arch Street VIII Limited Partnership
(Chief Financial Officer)

  By:      /s/ Kenneth J. Cutillo                                                                                               Date:           June 27, 2014
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
Arch Street VIII Limited Partnership
(Chief Accounting Officer)

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                                              ANNUAL REPORT ON FORM 10-K
 FOR THE YEAR ENDED MARCH 31, 2014
INDEX

                                        Page No.
Report of Independent Registered Public Accounting Firm
for the years ended March 31, 2014 and 2013                                                                                             F-2

Financial Statements

Balance Sheets - March 31, 2014 and 2013                                                                                                      F-3

Statements of Operations - For the years ended
March 31, 2014 and 2013                                                                                                                                F-4

Statements of Changes in Partners' Equity -
For the years ended March 31, 2014 and 2013                                                                                           F-5

Statements of Cash Flows - For the years ended
March 31, 2014 and 2013                                                                                                                               F-6

Notes to the Financial Statements                                                                                                                  F-7

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

Report of Independent Registered Public Accounting Firm

The Partners of
Boston Financial Tax Credit Fund VIII, A Limited Partnership

We have audited the accompanying balance sheets of Boston Financial Tax Credit Fund VIII, A Limited Partnership as of March 31, 2014 and 2013, and the related statements of operations, changes in partners’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VIII, A Limited Partnership as of March 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Bethesda, Maryland
June 27, 2014

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

BALANCE SHEETS
March 31, 2014 and 2013

	2014	2013

Assets

Cash and cash equivalents	$640,312	$636,452
Investments in Local Limited Partnerships (Note 3)	-	-
Other assets	43	243
Total Assets	$640,355	$636,695

Liabilities and Partners' Equity

Due to affiliate (Note 4)	$85,249	$76,499
Accrued expenses	42,952	27,831
Total Liabilities	128,201	104,330

General, Initial and Investor Limited Partners' Equity	512,154	532,365
Total Liabilities and Partners' Equity	$640,355	$636,695

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2014 and 2013

	2014	2013
Revenue:
Interest income	$1,872	$2,709
Cash distribution income	1,058,526	-
Total Revenue	1,060,398	2,709

Expenses:
Asset management fees, affiliate (Note 4)	288,701	284,017
General and administrative (includes reimbursements
to an affiliate in the amount of $55,073 and
$51,583 in 2014 and 2013, respectively) (Note 4)	158,811	157,485
Amortization	-	264
Total Expenses	447,512	441,766

Income (loss) before equity in income of Local Limited
Partnerships and net gain on disposition of investments in Local
Limited Partnerships	612,886	(439,057)

Equity in income of Local Limited Partnerships (Note 3)	366,903	5,000

Net gain on disposition of investments in Local Limited
Partnerships (Note 3)	-	25,319

Net Income (Loss)	$979,789	$(408,738)

Net Income (Loss) allocated:
General Partner	$9,798	$(4,087)
Limited Partners	969,991	(404,651)
	$979,789	$(408,738)
Net Income (Loss) per Limited Partner Unit
(36,497 Units)	$26.58	$(11.09)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
For the Years Ended March 31, 2014 and 2013

		Initial	Investor
	General	Limited	Limited
	Partner	Partner	Partners	Total

Balance at March 31, 2012	$9,412	$100	$931,591	$941,103

Net Loss	(4,087)	-	(404,651)	(408,738)

Balance at March 31, 2013	5,325	100	526,940	532,365

Cash distributions	(10,000)	-	(990,000)	(1,000,000)

Net Income	9,798	-	969,991	979,789

Balance at March 31, 2014	$5,123	$100	$506,931	$512,154

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net Income (Loss)	$979,789	$(408,738)
Adjustments to reconcile net income (loss) to net
cash used for operating activities:
Equity in income of Local Limited Partnerships	(366,903)	(5,000)
Net gain on disposition of investments in Local Limited
Partnerships	-	(25,319)
Cash distributions included in net income	(1,058,526)	-
Amortization	-	264
Increase (decrease) in cash arising from changes
in operating assets and liabilities:
Other assets	200	165
Due to affiliate	8,750	(1,054,443)
Accrued expenses	15,121	4,259
Net cash used for operating activities	(421,569)	(1,488,812)

Cash flows from investing activities:
Cash distributions received from Local
Limited Partnerships	1,425,429	15,494
Proceeds received from disposition of investments in
Local Limited Partnerships	-	2,015,000
Net cash provided by investing activities	1,425,429	2,030,494

Cash flows from financing activities:
Cash distributions	(1,000,000)	-
Net cash used for financing activities	(1,000,000)	-

Net increase in cash and cash equivalents	3,860	541,682

Cash and cash equivalents, beginning	636,452	94,770

Cash and cash equivalents, ending	$640,312	$636,452

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended March 31, 2014 and 2013

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

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The General Partner may increase or decrease such Reserves, from time to time, as it deems appropriate.  At March 31, 2014 and 2013, approximately $585,000 and $604,000 respectively, has been designated as Reserves and is included as a component of cash and cash equivalents on the accompanying balance sheet.

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
For the Years Ended March 31, 2014 and 2013

2.      Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)

The general partners or managing members of the Local Limited Partnerships (the “Local General Partners”), who are considered to be the primary beneficiaries, direct the activities of the Local Limited Partnerships and are responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments.  The Fund accounts for its investments using the equity method of accounting because it is not the primary beneficiary of these Local Limited Partnerships.

Under the equity method, the investments in Local Limited Partnerships are carried at cost, adjusted for the Fund’s share of net income or loss and for cash distributions from the Local Limited Partnerships.  Equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations.  A liability is recorded for capital contributions payable to Local Limited Partnerships.  In the event that a Local Limited Partnership records other comprehensive income or loss, the Fund will evaluate its impact on the Fund and determine whether it should be recorded as other comprehensive income or loss.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that a Local Limited Partnership with a carrying value of zero incurs additional losses, the excess losses will be suspended and offset against future income.  Income from these Local Limited Partnerships will not be recorded until all of the related suspended losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, the distribution is recorded as income in the Fund’s statement of operations.

The Fund's exposure to economic and financial statement losses is limited to its investment balance in the Local Limited Partnership and estimated future funding commitments.  To the extent that the Fund does not receive the full amount of Tax Credits specified in its initial investment contribution agreement, it may be eligible to receive payments from the Local General Partner pursuant to capital contribution adjuster provisions as more explicitly defined in each Local Limited Partnership Agreement.  The Fund may be subject to additional losses to the extent of any additional financial support that the Fund voluntarily provides in the future. The Fund, through its ownership percentages, may participate in Property disposition proceeds, the timing and amounts of which are unknown.  The Fund does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

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

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)
For the Years Ended March 31, 2014 and 2013

2.      Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)

Periodically, the carrying value of each investment in Local Limited Partnership is tested for other-than-temporary impairment. Other-than-temporary impairment exists when the carrying value of a Local Limited Partnership exceeds the estimated remaining benefits.  If this occurs, a provision is recorded to reduce the investment to the sum of the estimated remaining benefits.  The estimated remaining benefits for each Local Limited Partnership consists of the estimated future benefit from tax losses, Tax Credits and distributions over the estimated life of the investment and the estimated residual proceeds at disposition.  Estimated residual proceeds are allocated in accordance with the terms of each Local Limited Partnership Agreement.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Fund may record an impairment loss if the expiration of Tax Credits outpaces losses and distributions from a Local Limited Partnership.

Management has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2013 and 2012 and for the years then ended.

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

Income Taxes

The Fund has elected to be treated as a partnership which is a pass-through entity for federal income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and Tax Credits are passed through to and are reported by its partners on their respective income tax returns.  Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions which must be considered for disclosure.  The Fund is required to and does file tax returns with the Internal Revenue Service and other state and local tax jurisdictions which are subject to examination for tax years 2010 through 2013.

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

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)
For the Years Ended March 31, 2014 and 2013

3.      Investments in Local Limited Partnerships

The Fund currently has a limited partner interest in one Local Limited Partnership which was organized for the purpose of owning and operating a government-assisted, multi-family housing complex. The Fund's ownership interest in the Local Limited Partnership is 77%.  The Fund may have negotiated or may negotiate options with the Local General Partner to purchase or sell the Fund’s interest in the Local Limited Partnership at the end of the 15-year period during which properties that receive tax credits must remain in compliance with rent restrictions and set-aside requirements (the “Compliance Period”) for nominal prices.  In the event that the Properties are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership’s partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2014 and 2013:

	2014	2013

Capital contributions paid to Local Limited Partnerships	$1,697,298	$4,015,376

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $595,386 and $945,515 at
March 31, 2014 and 2013, respectively)	(1,712,856)	(2,971,814)

Cumulative cash distributions received from Local Limited Partnerships	-	(43,323)

Investments in Local Limited Partnerships before adjustments	(15,558)	1,000,239

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	21,077	49,892

Cumulative amortization of acquisition fees and expenses	(5,519)	(15,131)

Investments in Local Limited Partnerships before impairment	-	1,035,000

Cumulative impairment on investments in Local Limited Partnerships	-	(1,035,000)

Investments in Local Limited Partnerships	$-	$-

The Fund has recorded an impairment for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)
For the Years Ended March 31, 2014 and 2013

3.      Investments in Local Limited Partnerships (continued)

The following is the summarized December 31, 2013 and 2012 financial information of the Local Limited Partnerships in which the Fund invested during the years ended March 31, 2014 and 2013, respectively (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis). The following financial information excludes the financial statements of one Local Limited Partnership for each of the years ended December 31, 2013 and 2012.

Summarized Combined Balance Sheets - as of December 31,

	2013	2012
Assets:
Investment property, net	$2,470,378	$5,931,273
Other assets	855,038	1,269,534
Total Assets	$3,325,416	$7,200,807

Liabilities and Partners' Deficiency:
Mortgage notes payable	$4,502,758	$7,027,109
Other liabilities	123,046	760,120
Total Liabilities	4,625,804	7,787,229

Fund's equity (deficiency)	(610,947)	97,450
Other partners' deficiency	(689,441)	(683,872)
Total Partners' Deficiency	(1,300,388)	(586,422)
Total Liabilities and Partners' Deficiency	$3,325,416	$7,200,807

Summarized Combined Statements of Operations - for the years ended
December 31,

	2013	2012

Rental and other income	$1,028,339	$5,336,402

Expenses:
Operating	873,044	2,244,537
Interest	-	789,298
Depreciation and amortization	290,504	806,722
Total Expenses	1,163,548	3,840,557

Net Income (Loss)	$(135,209)	$1,495,845

Fund’s share of Net Income (Loss) Other partners' share of Net Income (Loss)	$(104,111) $(31,098)	$1,489,300 $6,545

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)
For the Years Ended March 31, 2014 and 2013

3.      Investments in Local Limited Partnerships (continued)

The 2013 financial information of one Local Limited Partnership, which was disposed of during the year ended March 31, 2014 as discussed below, is not included in the above summarized combined financial information.  The Fund’s estimated equity in income of this Local Limited Partnership is $821,143 for the year ended March 31, 2014, a portion of which is not recognized since it is offset by previously unrecognized losses as described below.

The 2012 financial information of one Local Limited Partnership, which was disposed of during the year ended March 31, 2013, as discussed below, is not included in the above summarized combined financial information.  The Fund's estimated equity in income of this Local Limited Partnership is $5,000 for the year ended March 31, 2013.

For the years ended March 31, 2014 and 2013, the Fund has not recognized $104,111 and $38,647, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in the Local Limited Partnerships.  Previously unrecognized losses of $454,240 and $1,527,947 are included in losses recognized in the years ended March 31, 2014 and 2013, respectively.

The Fund’s equity (deficiency) as reflected by the Local Limited Partnerships of ($610,947) and $97,450 at December 31, 2013 and 2012, respectively, differs from the Fund’s investments in Local Limited Partnerships before adjustments of ($15,558) and $1,000,239 at March 31, 2014 and 2013, respectively, due to cumulative unrecognized losses as described above and differences in the accounting treatment of miscellaneous items.

During the year ended March 31, 2014, the property owned by one of the Local Limited Partnerships was sold.  The sale resulted in a distribution to the Fund of $1,425,429.  As a result of the property sale, the Local Limited Partnership was dissolved and the Fund no longer has an interest in this Local Limited Partnership as of March 31, 2014.  The Fund's net investment value at the time of the disposition was zero.

During the year ended March 31, 2013, the Fund disposed of its interest in two Local Limited Partnerships.  The Fund's aggregate net investment value at the time of the dispositions was $1,989,681.  The Fund received $2,015,000 during the year ended March 31, 2013 from the disposition of these interests, resulting in a net gain on disposition of investments in Local Limited Partnerships of $25,319.

4.      Transactions with Affiliates

In accordance with the Partnership Agreement, the General Partner earns a base amount of 0.50% (annually adjusted by the CPI factor) of the Gross Proceeds as the annual asset management fee for administering the affairs of the Fund.  Asset management fees for the years ended March 31, 2014 and 2013 are $288,701 and $284,017, respectively.  During the years ended March 31, 2014, and 2013, $287,623 and $1,308,786, respectively, were paid out of available cash flow for asset management fees.  As of March 31, 2014 and 2013, $72,984 and $71,906, respectively, is payable for asset management fees.

An affiliate of the General Partner is reimbursed for the cost of the Fund’s salaries and benefits expenses.  Included in general and administrative expenses for the years ended March 31, 2014 and 2013 are $55,073 and $51,583, respectively, that the Fund incurred for these expenses.  During the years ended March 31, 2014 and 2013, $47,401 and $81,257 respectively, were paid for these expenses.  As of March 31, 2014 and 2013, $12,265 and $4,593 respectively, is payable to the General Partner or its affiliates.

In accordance with the Partnership Agreement, the General Partner or its affiliates may be entitled to a subordinated disposition fee equal to 1.00% of the sales price of a property owned by a Local Limited Partnership.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)
For the Years Ended March 31, 2014 and 2013

5.      Federal Income Taxes

The following schedule reconciles the reported financial statement net income (loss) for the fiscal years ended March 31, 2014 and 2013 to the net income (loss) reported on Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2013 and 2012:

	2013	2012

Net Income (Loss) per financial statements	$979,789	$(408,738)

Equity in income of Local Limited Partnerships for tax (financial reporting) purposes in excess of equity in income for financial
reporting (tax) purposes	945,359	(16,792)

Recognition of previously unrecognized equity in losses of Local
Limited Partnerships for financial reporting purposes, net of
current year unrecognized losses	350,129	1,489,300

Adjustment to reflect March 31 fiscal year end to
December 31 taxable year end	9,051	(10,603)

Amortization for tax purposes in excess of amortization
for financial reporting purposes	(1,771)	(20,117)

Net Loss on disposition of investments in Local Limited
Partnerships for tax purposes in excess of gain recognized for financial
reporting purposes	(416,650)	(1,555,630)

Cash distributions included in net income for financial reporting purposes	(1,058,526)	-

Net Income (Loss) per tax return	$807,381	$(522,580)

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2014 and December 31, 2013, respectively, are as follows:

	Financial
	Reporting	Tax
	Purposes	Purposes	Differences

Investments in Local Limited Partnerships	$-	$(574,261)	$574,261
Other assets	$640,355	$5,423,740	$(4,783,385)
Liabilities	$128,201	$(128,524)	$256,725

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)
For the Years Ended March 31, 2014 and 2013

5.      Federal Income Taxes (continued)

The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $566,000 more than for financial reporting purposes, including approximately $595,000 of losses the Fund has not recognized relating to certain Local Limited Partnerships whose cumulative equity in losses exceeded the total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $9,000; and (iii) organizational and offering costs of approximately $4,664,000 that have been capitalized for tax purposes are charged to Limited Partners’ equity for financial reporting purposes.

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