Form 10-Q
period 2014-06-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2014-08-14
CIK 911568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended                        June 30, 2014

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to_______________________________

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
                              Yes_____  No  X .

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                             Page No.

Item 1.     Financial Statements

Condensed Balance Sheets (Unaudited) - June 30, 2014
and March 31, 2014                                                                                                                                       1

Condensed Statements of Operations (Unaudited) - For the Three
Months Ended June 30, 2014 and 2013                                                                                                      2

Condensed Statement of Changes in Partners' Equity (Unaudited) -
For the Three Months Ended June 30, 2014                                                                                              3

Condensed Statements of Cash Flows (Unaudited) - For the Three
Months Ended June 30, 2014 and 2013                                                                                                       4

 Notes to the Financial Statements (Unaudited)                                                                                              5

Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                                                                          7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                                                    11

Item 4.    Controls and Procedures                                                                                                                                   11

PART II.  OTHER INFORMATION

Item 6.  Exhibits                                                                                                                                                                   12

SIGNATURE                                                                                                                                                                       13

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

PART I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements

CONDENSED BALANCE SHEETS
June 30, 2014 and March 31, 2014
(Unaudited)

Assets	June 30	March 31

Cash and cash equivalents	$541,746	$640,312
Investments in Local Limited Partnerships (Note 1)	-	-
Other assets	-	43
Total Assets	$541,746	$640,355

Liabilities and Partners' Equity

Due to affiliate	$85,484	$85,249
Accrued expenses	47,858	42,952
Total Liabilities	133,342	128,201

General, Initial and Investor Limited Partners' Equity	408,404	512,154
Total Liabilities and Partners' Equity	$541,746	$640,355

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2014 and 2013
(Unaudited)

	2014	2013
Revenue:
Investment	$495	$501
Total Revenue	495	501

Expenses:
Asset management fees, affiliate	72,984	71,906
General and administrative (includes reimbursements
to an affiliate in the amount of $12,500 and
$12,954 in 2014 and 2013, respectively)	31,261	37,164
Total Expenses	104,245	109,070

Loss before equity in losses of Local Limited Partnerships	(103,750)	(108,569)

Equity in losses of Local Limited Partnerships (Note 1)	-	-

Net Loss	$(103,750)	$(108,569)

Net Loss allocated:
General Partner	$(1,038)	$(1,086)
Limited Partners	(102,712)	(107,483)
	$(103,750)	$(108,569)
Net Loss per Limited Partner Unit
(36,497 Units)	$(2.81)	$(2.94)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Three Months Ended June 30, 2014
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partner	Partner	Partners	Total

Balance at March 31, 2014	$5,123	$100	$506,931	$512,154

Net Loss	(1,038)	-	(102,712)	(103,750)

Balance at June 30, 2014	$4,085	$100	$404,219	$408,404

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2014 and 2013
(Unaudited)

	2014	2013

Cash flows from operating activities:
Net Loss	$(103,750)	$(108,569)
Adjustments to reconcile net loss to net cash used
for operating activities:
Increase in cash arising from changes in operating
assets and liabilities:
Other assets	43	243
Due to affiliate	235	7,443
Accrued expenses	4,906	16,394
Net cash used for operating activities	(98,566)	(84,489)

Net decrease in cash and cash equivalents	(98,566)	(84,489)

Cash and cash equivalents, beginning	640,312	636,452

Cash and cash equivalents, ending	$541,746	$551,963

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the audited financial statements and notes thereto included with the Annual Report on Form 10-K of Boston Financial Tax Credit Fund VIII, a Limited Partnership (the “Fund”) for the year ended March 31, 2014.  In the opinion of the general partner of the Fund, Arch Street VIII, Inc. (the “General Partner”), these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations.  The results of operations for the period may not be indicative of the results to be expected for the year.

The General Partner has elected to report results of the limited partnerships or limited liability companies in which it invests (the “Local Limited Partnerships”) on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2014 and 2013 and for the three months then ended.

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

1.      Investments in Local Limited Partnerships

The Fund currently has a limited partner interest in one Local Limited Partnership which was organized for the purpose of owning and operating a government-assisted, multi-family housing complex.  The Fund's ownership interest in the Local Limited Partnership is 77%.  The Fund may have negotiated or may negotiate options with the Local General Partner to purchase or sell the Fund’s interest in the Local Limited Partnership at the end of the 15-year period during which properties that receive tax credits must remain in compliance with rent restrictions and set-aside requirements (the “Compliance Period”) for nominal prices.  In the event that the Property is sold to third parties, or upon dissolution of the Local Limited Partnership, proceeds will be distributed according to the terms of the Local Limited Partnership’s partnership agreement.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at June 30, 2014 and March 31, 2014:

	June 30	March 31

Capital contributions paid to Local Limited Partnerships	$1,697,298	$1,697,298

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $621,335 and $595,386 at
June 30 and March 31, 2014, respectively)	(1,712,856)	(1,712,856)

Investments in Local Limited Partnerships before adjustments	(15,558)	(15,558)

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	21,077	21,077

Cumulative amortization of acquisition fees and expenses	(5,519)	(5,519)

Investments in Local Limited Partnerships	$-	$-

The Fund’s share of net losses of the Local Limited Partnerships for the three months ended June 30, 2014 and 2013 is $25,949 and $9,691, respectively.  For the three months ended June 30, 2014 and 2013, the Fund has not recognized $25,949 and $9,691, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnerships.

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

Liquidity and Capital Resources

At June 30, 2014, the Fund had cash and cash equivalents of $541,746 as compared to $640,312 at March 31, 2014. The decrease is primarily attributable to cash used for operating activities, including the payment of asset management fees to an affiliate of the Fund.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At June 30, 2014 and March 31, 2014, approximately $481,000 and $585,000, respectively, has been designated as Reserves and is included as a component of cash and cash equivalents on the accompanying balance sheets.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

As of June 30, 2014, professional fees relating to various Property issues totaling approximately $76,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment.  As of June 30, 2014, the Fund has advanced approximately $1,417,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the interest income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund’s ongoing operations.  Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.  As of June 30, 2014, the Fund has used approximately $150,000 of operating funds and proceeds from disposition of investments in Local Limited Partnerships to replenish Reserves.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of asset management fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment.  Thus, as of June 30, 2014, the Fund has no contractual or other obligation to any Local Limited Partnership that has not been paid or provided for.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2014 and 2013.

Results of Operations

For the three months ended June 30, 2014, the Fund’s operations resulted in a net loss of $103,750 as compared to a net loss of $108,569 for the three months ended June 30, 2013.  The decrease in net loss is primarily attributable to a decrease in general and administrative expenses incurred by the Fund, partially offset by an increase in asset management fee expense.  General and administrative expenses decreased due to a decrease in charges for operations and administrative expenses necessary for the operations of the Fund during the three months ended June 30, 2014 as compared to the same period in the prior year.

Portfolio Update

As of June 30, 2014, the Fund’s investment portfolio consists of a limited partnership interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex and had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits of approximately $1,429 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund’s prospectus.

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

Property Discussions

The remaining Property in which the Fund has an interest operated below breakeven for the quarter ended March 31, 2014.  The General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of the Fund’s interest in the final remaining Local Limited Partnership.

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

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Hemlock Ridge, located in Livingston Manor, New York, would terminate in December 2010, at the earliest.  The General Partner and Local General Partner negotiated an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership for $100,000, or $2.74 per Unit.  A transaction is currently projected to occur by December 31, 2014.  The General Partner projects 2014 taxable income of approximately $810,000, or $22.19 per Unit.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of June 30, 2014, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

Date: August 14, 2014                                                                 BOSTON FINANCIAL TAX CREDIT FUND VIII,
                                                                                                        A LIMITED PARTNERSHIP

By:      Arch Street VIII Limited Partnership,
its General Partner

/s/Kenneth J. Cutillo
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
Arch Street VIII Limited Partnership
(Chief Executive Officer)