Form 10-Q
period 2014-09-30
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2014-11-14
CIK 911568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended                       September 30, 2014

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to _________________

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
Yes___  No  X .

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                             Page No.

Item 1.     Financial Statements

Condensed Balance Sheets (Unaudited) - September 30, 2014
 and March 31, 2014                                                                                                                                1

Condensed Statements of Operations (Unaudited) - For the Three and Six
 Months Ended September 30, 2014 and 2013                                                                                     2

Condensed Statement of Changes in Partners' Equity (Unaudited) -
 For the Six Months Ended September 30, 2014                                                                                  3

Condensed Statements of Cash Flows (Unaudited) - For the Six
 Months Ended September 30, 2014 and 2013                                                                                     4

Notes to the Financial Statements (Unaudited)                                                                                        5

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                                                   7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                                             11

Item 4.    Controls and Procedures                                                                                                                            11

PART II.  OTHER INFORMATION

Item 6.   Exhibits                                                                                                                                                          12

SIGNATURE                                                                                                                                                               13

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

PART I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements

CONDENSED BALANCE SHEETS
September 30, 2014 and March 31, 2014
(Unaudited)

Assets	September 30	March 31

Cash and cash equivalents	$418,482	$640,312
Investments in Local Limited Partnerships (Note 1)	-	-
Other assets	176	43
Total Assets	$418,658	$640,355

Liabilities and Partners' Equity

Due to affiliate	$83,784	$85,249
Accrued expenses	33,719	42,952
Total Liabilities	117,503	128,201

General, Initial and Investor Limited Partners' Equity	301,155	512,154
Total Liabilities and Partners' Equity	$418,658	$640,355

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Revenue:
Investment	$371	$417	$866	$918
Total Revenue	371	417	866	918

Expenses:
Asset management fees, affiliate	72,984	71,905	145,968	143,811
General and administrative
(includes reimbursements to an affiliate
in the amounts of $9,118 and $11,305 for the three months and $21,618 and
$24,259 for the six months ended
September 30, 2014 and 2013,
respectively)	34,636	38,402	65,897	75,566
Total Expenses	107,620	110,307	211,865	219,377

Loss before equity in losses of Local Limited Partnerships	(107,249)	(109,890)	(210,999)	(218,459)
Equity in losses of Local Limited
Partnerships (Note 1)	-	-	-	-

Net Loss	$(107,249)	$(109,890)	$(210,999)	$(218,459)

Net Loss allocated: General Partner	$(1,072)	$(1,099)	$(2,110)	$(2,185)
Limited Partners	(106,177)	(108,791)	(208,889)	(216,274)
	$(107,249)	$(109,890)	$(210,999)	$(218,459)

Net Loss Per Limited Partner Unit (36,497 Units)	$(2.91)	$(2.98)	$(5.72)	$(5.93)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Six Months Ended September 30, 2014
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partner	Partner	Partners	Total

Balance at March 31, 2014	$5,123	$100	$506,931	$512,154

Net Loss	(2,110)	-	(208,889)	(210,999)

Balance at September 30, 2014	$3,013	$100	$298,042	$301,155

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2014 and 2013
(Unaudited)

	2014	2013

Cash flows from operating activities:
Net Loss	$(210,999)	$(218,459)
Adjustments to reconcile net loss to net cash used
for operating activities:
Increase (decrease) in cash arising from changes
in operating assets and liabilities:
Other assets	(133)	(39)
Due to affiliate	(1,465)	5,792
Accrued expenses	(9,233)	(725)
Net cash used for operating activities	(221,830)	(213,431)

Net decrease in cash and cash equivalents	(221,830)	(213,431)

Cash and cash equivalents, beginning	640,312	636,452

Cash and cash equivalents, ending	$418,482	$423,021

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

The General Partner has elected to report results of the limited partnerships or limited liability companies in which it invests (the “Local Limited Partnerships”) on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2014 and 2013 and for the six months then ended.

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

1.      Investments in Local Limited Partnerships

The Fund currently has a limited partner interest in one Local Limited Partnership, which was organized for the purpose of owning and operating a government assisted, multi-family housing complex. The Fund's ownership interest in the Local Limited Partnership is 77%.  The Fund may have negotiated or may negotiate options with the Local General Partner to purchase or sell the Fund’s interest in the Local Limited Partnership at the end of the 15-year period during which properties that receive tax credits must remain in compliance with rent restrictions and set-aside requirements (the “Compliance Period”) for nominal prices.  In the event that the Property is sold to a third party, or upon dissolution of the Local Limited Partnership, proceeds will be distributed according to the terms of the Local Limited Partnership’s partnership agreement.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at September 30, 2014 and March 31, 2014:

	September 30	March 31

Capital contributions paid to Local Limited Partnerships	$1,697,298	$1,697,298

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $710,666 and $595,386 at
September 30 and March 31, 2014, respectively)	(1,712,856)	(1,712,856)

Investments in Local Limited Partnerships before adjustments	(15,558)	(15,558)

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	21,077	21,077
Cumulative amortization of acquisition fees and expenses	(5,519)	(5,519)

Investments in Local Limited Partnerships	$-	$-

The Fund’s share of net losses of the Local Limited Partnerships for the six months ended September 30, 2014 and 2013 is $115,280 and $56,344, respectively.  For the six months ended September 30, 2014 and 2013, the Fund has not recognized $115,280 and $56,344, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnerships.

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

Liquidity and Capital Resources

At September 30, 2014, the Fund has cash and cash equivalents of $418,482, as compared to $640,312 at March 31, 2014.  The decrease is primarily attributable to cash used for operating activities, including the payment of asset management fees.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At September 30, 2014 and March 31, 2014, approximately $374,000 and $585,000, respectively, has been designated as Reserves and is included as a component of cash and cash equivalents on the accompanying balance sheets.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                             Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

As of September 30, 2014, professional fees relating to various Property issues totaling approximately $76,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s  management  might  deem  it  in  its   best  interest to  voluntarily  provide  such  funds in order to protect its investment.  As of September 30, 2014, the Fund has advanced approximately $1,417,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the interest income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund’s ongoing operations.  Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.  To date, the Fund has used approximately $43,000 of operating funds and proceeds from disposition of investments in Local Limited Partnerships to replenish Reserves.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of asset management fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to the Local Limited Partnerships beyond its specified investment.  Thus, as of September 30, 2014, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2014 and 2013.

Results of Operations

Three Month Period

For the three months ended September 30, 2014, the Fund’s operations resulted in a net loss of $107,249 as compared to a net loss of $109,890 for the three months ended September 30, 2013.  The decrease in net loss is primarily attributable to a decrease in general and administrative expenses incurred by the Fund, partially offset by an increase in asset management fee expenses.  General and administrative expenses decreased due to a decrease in charges for operations and administrative expenses necessary for the operations of the Fund during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

Six Month Period

For the six months ended September 30, 2014, the Fund’s operations resulted in a net loss of $210,999 as compared to a net loss of $218,459 for the six months ended September 30, 2013. The decrease in net loss is primarily attributable to a decrease in general and administrative expenses incurred by the Fund, partially offset by an increase in asset management fee expenses.  General and administrative expenses decreased due to a decrease in charges for operations and administrative expenses necessary for the operations of the Fund during the six months ended September 30, 2014, as compared to the six months ended September 30, 2013.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

                            Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Portfolio Update

As of September 30, 2014, the Fund’s investment portfolio consists of a limited partnership interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex and had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits of approximately $1,429 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund’s prospectus.

Properties that receive Tax Credits must remain in compliance with rent restriction and set aside requirements during the 15-year Compliance Period. Failure to do so would result in the recapture of a portion of the Property’s Tax Credits.  The Compliance Period expired for all Properties on or prior to December 31, 2010.

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

Property Discussions

The remaining Property in which the Fund has an interest operated above breakeven for the quarter ended June 30, 2014.  The General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of the Fund’s interest in the final remaining Local Limited Partnership.

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

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.                      Controls and Procedures

Disclosure Controls and Procedures

The Fund maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods.  The Chief Executive Officer and Chief Financial Officer of the General Partner of the Fund (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls for the Fund.  The controls and procedures established by the Fund are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of September 30, 2014, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

Date: November 14, 2014                                                                            BOSTON FINANCIAL TAX CREDIT FUND VIII,
                A LIMITED PARTNERSHIP

By:         Arch Street VIII Limited Partnership,
   its General Partner

/s/Kenneth J. Cutillo
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
Arch Street VIII Limited Partnership
                                                                                                                   (Chief Executive Officer)