Form 10-Q
period 2014-12-31
BOSTON FINANCIAL TAX CREDIT FUND VIII LP
filed 2015-02-13
CIK 911568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                        December 31, 2014

OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from _____________________________________ to_________________________________

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
Yes_____  No  X .

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                             Page No.

Item 1.    Financial Statements

Condensed Balance Sheets (Unaudited) - December 31, 2014
and March 31, 2014                                                                                                                                  1

Condensed Statements of Operations (Unaudited) - For the Three and Nine
Months Ended December 31, 2014 and 2013                                                                                        2

Condensed Statement of Changes in Partners' Equity (Unaudited) -
For the Nine Months Ended December 31, 2014                                                                                  3

Condensed Statements of Cash Flows (Unaudited) - For the Nine
Months Ended December 31, 2014 and 2013                                                                                         4

Notes to the Financial Statements (Unaudited)                                                                                          5

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                                                      7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                                 11

Item 4.   Controls and Procedures                                                                                                                                11

PART II.  OTHER INFORMATION

Item 6.  Exhibits                                                                                                                                                               12

SIGNATURE                                                                                                                                                                   13

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

PART I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements

CONDENSED BALANCE SHEETS
December 31, 2014 and March 31, 2014
(Unaudited)

Assets	December 31	March 31

Cash and cash equivalents	$300,498	$640,312
Investments in Local Limited Partnerships (Note 1)	-	-
Other assets	117	43
Total Assets	$300,615	$640,355

Liabilities and Partners' Equity

Due to affiliate	$89,984	$85,249
Accrued expenses	23,317	42,952
Total Liabilities	113,301	128,201

General, Initial and Investor Limited Partners' Equity	187,314	512,154
Total Liabilities and Partners' Equity	$300,615	$640,355

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2014 and 2013
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
Revenue:
Investment	$254	$369	$1,120	$1,287
Cash distribution income	-	1,058,526	-	1,058,526
Total Revenue	254	1,058,895	1,120	1,059,813

Expenses:
Asset management fees, affiliate	72,984	71,906	218,952	215,717
General and administrative
(includes reimbursements to an affiliate
in the amounts of $20,289 and $17,088 for the three months and $41,907 and
$41,347 for the nine months ended
December 31, 2014 and 2013,
respectively)	41,111	36,950	107,008	112,516
Total Expenses	114,095	108,856	325,960	328,233

Income (loss) before equity in income
of Local Limited Partnerships	(113,841)	950,039	(324,840)	731,580

Equity in income of Local Limited
Partnerships (Note 1)	-	366,903	-	366,903

Net Income (Loss)	$(113,841)	$1,316,942	$(324,840)	$1,098,483

Net Income (Loss) allocated:
General Partner	$(1,138)	$13,170	$(3,248)	$10,985
Limited Partners	(112,703)	1,303,772	(321,592)	1,087,498
	$(113,841)	$1,316,942	$(324,840)	$1,098,483

Net Income (Loss) Per Limited Partner
Unit (36,497 Units)	$(3.09)	$35.72	$(8.81)	$29.80

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Nine Months Ended December 31, 2014
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partner	Partner	Partners	Total

Balance at March 31, 2014	$5,123	$100	$506,931	$512,154
Net Loss	(3,248)	-	(321,592)	(324,840)

Balance at December 31, 2014	$1,875	$100	$185,339	$187,314

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2014 and 2013
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net Income (Loss)	$(324,840)	$1,098,483
Adjustments to reconcile net income (loss) to net cash
used for operating activities:
Equity in income of Local Limited Partnerships	-	(366,903)
Cash distributions included in net income	-	(1,058,526)
Increase (decrease) in cash arising from changes
in operating assets and liabilities:
Other assets	(74)	54
Due to affiliate	4,735	12,495
Accrued expenses	(19,635)	11,699
Net cash used for operating activities	(339,814)	(302,698)

Cash flows from investing activities:
Cash distributions received from Local Limited
Partnerships	-	1,425,429
Net cash provided by investing activities	-	1,425,429

Cash flows from financing activities:
Cash distributions	-	(1,000,000)
Net cash used for financing activities	-	(1,000,000)

Net increase (decrease) in cash and cash equivalents	(339,814)	122,731

Cash and cash equivalents, beginning	640,312	636,452

Cash and cash equivalents, ending	$300,498	$759,183

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

The General Partner has elected to report results of the limited partnerships or limited liability companies in which it invests (the “Local Limited Partnerships”) on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2014 and 2013 and for the nine months then ended.

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

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at December 31, 2014 and March 31, 2014:

	December 31	March 31

Capital contributions paid to Local Limited Partnerships	$1,697,298	$1,697,298

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $745,535 and $595,386 at
December 31 and March 31, 2014, respectively)	(1,712,856)	(1,712,856)

Investments in Local Limited Partnerships before adjustments	(15,558)	(15,558)

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	21,077	21,077
Cumulative amortization of acquisition fees and expenses	(5,519)	(5,519)

Investments in Local Limited Partnerships	$-	$-

The Fund’s share of net income (losses) of the Local Limited Partnerships for the nine months ended December 31, 2014 and 2013 is  ($150,149) and 796,803, respectively.  For the nine months ended December 31, 2014 and 2013, the Fund has not recognized $150,149 and $24,340, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnerships.  Previously unrecognized losses of $0 and $454,240 are included in losses recognized during the nine months ended December 31, 2014 and 2013, respectively.

2.      Significant Subsidiaries

The following Local Limited Partnership invested in by the Fund represents more than 20% of the Fund’s total assets or equity as of December 31, 2014 or 2013 or net losses for the three months then ended.  The following financial information represents the performance of this Local Limited Partnership for the three months ended September 30, 2014 and 2013:

	2014	2013

Webster Court Apartments
Revenue	N/A	$169,819
Net Loss	N/A	$(15,497)

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
Liquidity and Capital Resources

At December 31, 2014, the Fund has cash and cash equivalents of $300,498, as compared to $640,312 at March 31, 2014.  The decrease is primarily attributable to cash used for operating activites, including the payment of asset management fees.

The General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At December 31, 2014 and March 31, 2014, approximately $260,000 and $585,000, respectively, has been designated as Reserves.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

        Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

To date, professional fees relating to various Property issues totaling approximately $76,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s  management  might  deem  it  in  its   best  interest to  voluntarily  provide  such  funds in order to protect its investment. As of December 31, 2014, the Fund has advanced approximately $1,417,000 to Local Limited Partnerships to fund operating deficits.

The General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund’s ongoing operations.  Reserves may be used to fund operating deficits, if the General Partner deems funding appropriate.  As of December 31, 2014, the Fund has used all of its operating funds and proceeds from disposition of investments in Local Limited Partnerships to replenish Reserves.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of asset management fees paid to an affiliate of the General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to the Local Limited Partnerships beyond its specified investment.  Thus, as of December 31, 2014, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine and three months ended December 31, 2014.  Cash distributions of $990,000 were made to the Investor Limited Partners and $10,000 to the General Partner during the nine and three months ended December 31, 2013.

Results of Operations

Three Month Period

For the three months ended December 31, 2014, the Fund’s operations resulted in a net loss of $113,841 as compared to a net income of $1,316,942 for the three months ended December 31, 2013.  The decrease in net income is primarily attributable to a decrease in cash distribution income and a decrease in equity in income of Local Limited Partnerships recorded by the Fund.  Cash distribution income decreased due to the distribution received when the Property owned by one of the Local Limited Partnerships was sold in the three months ended December 31, 2013.  Equity in income decreased due to the gain on sale recorded by the same Local Limited Partnership in the three months ended December 31, 2013.

Nine Month Period

For the nine months ended December 31, 2014, the Fund’s operations resulted in a net loss of $324,840 as compared to a net income of $1,098,483 for the nine months ended December 31, 2013.  The decrease in net income is primarily attributable to a decrease in cash distribution income and a decrease in equity in income of Local Limited Partnerships recorded by the Fund.  Cash distribution income decreased due to the distribution received when the Property owned by one of the Local Limited Partnerships was sold in the nine months ended December 31, 2013.  Equity in income decreased due to the gain on sale recorded by the same Local Limited Partnership in the nine months ended December 31, 2013.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

        Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Portfolio Update

As of December 31, 2014, the Fund’s investment portfolio consists of a limited partnership interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex and had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits of approximately $1,429 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund was consistent with the objective specified in the Fund’s prospectus.

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

Property Discussions

The remaining Property in which the Fund has an interest operated above breakeven for the quarter ended September 30, 2014.  The General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of the Fund’s interest in the final remaining Local Limited Partnership.

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

As previously reported, the General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns Hemlock Ridge, located in Livingston Manor, New York, would terminate in December 2010, at the earliest.  The General Partner and Local General Partner negotiated an exit strategy to dispose of the Fund’s interest in the Local Limited Partnership for $100,000, or $2.74 per Unit.  A transaction is currently projected to occur by April 30, 2015.  The General Partner projects 2015 taxable income of approximately $830,000, or $22.74 per Unit.

BOSTON FINANCIAL TAX CREDIT FUND VIII, A LIMITED PARTNERSHIP

Item 3.                                Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.                                Controls and Procedures

Disclosure Controls and Procedures

The Fund maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods.  The Chief Executive Officer and the Chief Financial Officer of the General Partner of the Fund (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls for the Fund.  The controls and procedures established by the Fund are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of December 31, 2014, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

 Date: February 13, 2015                                                                                                                                                                                                          BOSTON FINANCIAL TAX CREDIT FUND VIII,
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